Form 10-Q
period 2009-09-30
Silver Falcon Mining, Inc.
filed 2009-11-30
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

£   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-53765

SILVER FALCON MINING, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	26-1266967
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7322 Manatee Avenue West, #299  Bradenton, Florida 34209

 (Address of principal executive offices)

(941) 761-7819

 (Issuer’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ]  Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ]Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   158,480,969 and 2,137,449 shares of Class A Common Stock and Class B Common Stock, respectively as of November 4, 2009.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

22

Item 4.  Controls and Procedures.

22

PART II.  OTHER INFORMATION.

23

Item 1.  Legal Proceedings.

23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

23

Item 3.  Defaults upon Senior Securities.

23

Item 4. Submission of Matters to a Vote of Security Holders.

23

Item 5.  Other Information.

23

Item 6.  Exhibits.

24

SIGNATURES

25

EXHIBIT INDEX

26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 20,521	$ -
Due from related party (see Note 7)	44,790	141,028
Total current assets	65,311	141,028
Mill equipment, net of accumulated depreciation of 143,046 and 15,117, respectively (see Note 5)	742,247	616,877
Mining property	376,923	376,923
Prepaid expenses (see Note 6)	483,379	441,042
Other assets	14,554	-
Total Assets	$ 1,682,414	$ 1,575,870

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 304,836	$ 560,739
Accrued interest	32,167	16,704
Notes payable - current portion (see Note 3)	965,500	28,000
Director's Loan	123,595	171,037
Accrued compensation	364,750	250,000
Total current liabilities	1,790,848	1,026,480

Notes payable (see Note 3)	761,950	1,256,450

Total liabilities	2,340,042	2,282,930

STOCKHOLDERS' DEFICIT
Common stock, class A, Par value $0.0001, 500,000,000 shares authorized, 149,289,236 and 97,843,962, issued and outstanding, respectively	14,929	9,784
Common stock, class B, Par value $0.0001, 12,500,000 shares authorized, 2,137,446 issued and outstanding	214	214
Additional paid in capital	5,764,759	3,965,349
Accumulated deficit	(6,650,286)	(4,682,407)
	(870,384)	(707,060)
Total liabilities and stockholders' deficit	$ 1,682,414	$ 1,575,870

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

(UNAUDITED)

	2009	2008	Cumulative from Inception

Revenue	$ -	$ -	$ -

Expenses
Consulting fees	1,277,427	1,702,943	4,017,796
Mill development expense	-	-	268,124
Tunnel, road and pit development	22,147	116,818	309,054
Salaries and wages	132,250	117,750	413,750
Depreciation expense	127,929	-	143,046
General and administrative	329,828	516,718	1,381,134
	1,889,581	2,454,229	6,532,904

Loss from operations	(1,889,581)	(2,454,229)	(6,532,904)

Interest expense	(78,298)	(35,371)	(117,382)

Net Loss	$ (1,967,879)	$ (2,489,600)	$ (6,650,286)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.04)

Weighted average number of common shares outstanding – basic and diluted	127,913,133	61,350,536

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008

Revenues:	$ -	$ -

Expenses:
Consulting fees	401,905	78,847
Salaries and wages	59,750	55,250
Tunnel, road, pit development	22,147	89,625
Depreciation expense	49,448	-
General and administrative	227,746	411,314
Total expenses	760,996	635,036

Loss from operations	(760,996)	(635,036)

Interest expense	(52,087)	(11,293)

Net Loss	$ (813,083)	$ (646,329)

Net loss per common share – basic and fully diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding	141,435,233	79,266,166

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

(UNAUDITED)

	2009	2008	Cumulative from Inception
Cash flows from operating activities

Net Loss	$ (1,967,879)	$ (2,489,600)	$ (6,650,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	1,449,470	2,106,684	4,674,394
Increase (decrease) in operating assets and liabilities:
Depreciation	127,929	-	143,046
Due from related party	96,238	(178,983)	(44,790)
Prepaid expenses	(42,337)	(491,528)	(483,379)
Other assets	(9,554)	-	(9,554)
Accounts payable and accrued expenses	(128,975)	17,618	431,764
Accrued interest	15,463	22,934	32,167
Accrued payroll and payroll liabilities	114,750	93,750	364,750

Net cash used in operating activities	(344,895)	(919,125)	(1,541,888)

Cash flows from investing activities

Purchase of equipment	(69,922)	-	(701,916)
Cash acquired in acquisition	39,780		39,780
Net cash used in investing activities	(30,142)	-	(662,136)

Cash flows from financing activities

Proceeds from notes payable	443,000	670,000	1,922,950
Proceeds of Directors loans	-	-	338,113
Repayments of Directors loans	(47,442)	(156,228)	(214,518)

Net cash provided by financing activities	395,558	1,044,772	2,224,545

Net increase in cash	20,521	125,647	20,521

Cash - beginning of year	-	3,367	-
Cash - end of year	$ 20,521	$ 129,014	$ 20,521

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

(continued)

SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS	2009	2008	Cumulative since Inception

Shares issued for acquisition	$ 355,085	$ -	$ 355,085
Shares issued for purchase of mining property	-	376,923	376,923

See companying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

	COMMON STOCK		COMMON STOCK		ADDITIONAL
	SERIES A		SERIES B		PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance as of December 31, 2008	97,843,962	$ 9,784	2,137,446	$ 214	$ 3,965,349	$ (4,682,407)	$ (707,060)

Issuance of common stock for services	43,726,039	4,373			1,445,097		1,449,470
Issuance of common stock for acquisition	7,719,235	772			354,313		355,085
Net loss						(1,967,879)	(1,967,879)

Balance as of September 30, 2009	149,289,236	$ 14,929	2,137,446	$ 214	$ 5,764,759	$ (6,650,286)	$ (870,384)

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Silver Falcon Mining, Inc. (the “Company”) was formed in the State of Delaware on October 11th, 2007.  On October 15, 2007, we completed a holding company reorganization with Dicut, Inc. (“Dicut”) pursuant to Section 251(g) of the Delaware General Corporation Law.  Dicut previously operated in the information technology business, but ceased operations in 2005.

On October 11th, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence April 1, 2008, but that we may extend the commencement date to July 1, 2009, in which event the lease term will be extended by an equal amount of time.  We currently expect to begin actual operations in October 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward prices for the estimated month of settlement.  Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Revenue is recognized, net of treatment and refining charges, from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices for the estimated month of settlement. For changes in metal quantities upon receipt of new information and assay, the provisional sales quantities are adjusted as well. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date initially recorded and the date of final settlement. If a significant decline in metal prices occurs between the provisional pricing date and the final settlement-date, it is reasonably possible that the Company could be required to return a portion of the sales proceeds received based on the provisional invoice.

The Company’s sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Investments

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in long-term assets. The Company accounts for its equity security investments as available for sale securities in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other-than-temporary in accordance with FSP FAS 115 No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Company’s policy is to generally treat a decline in the investment’s quoted market value that has lasted continuously for more than six months as a other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings. Additional information concerning the Company’s equity method and security investments is included in Note 15.

The Company accounts for its investments in auction rate securities in accordance with FAS No. 115. Specifically, when the underlying security of an auction rate security has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as an available-for-sale marketable debt security.

Inventories

Inventories are stated at the lower of average costs incurred or estimated net realizable value. Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore, work in process and finished goods).

Materials and supplies inventory are valued at the lower of average cost or net realizable value.

Stockpiled ore inventory represents ore that has been mined, hauled to the surface, and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to a stockpile based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

Work in process inventory represents materials that are currently in the process of being converted to a saleable product and includes inventories in our milling process. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines and stockpiles, plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Finished goods inventory includes doré and concentrates at our operations, doré in transit to refiners and bullion in our accounts at refineries. Inventories are valued at the lower of full cost of production or net realizable value based on current metals prices.

Property, Plant and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. The facilities and equipment are depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives.

Costs are capitalized when it has been determined an ore body can be economically developed as a result of establishing proven and probable reserves. The development stage begins at new projects when our management and/or Board of Directors makes the decision to bring a mine into commercial production, and ends when the production stage, or exploitation of reserves, begins.  Expenditures incurred during the development and production stages for new facilities, new assets or expenditures that extend the useful lives of existing facilities and major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments.

Costs for exploration, secondary development at operating mines, and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred. Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, (b) at undeveloped concessions, or (c) at operating mines already containing proven and probable reserves, where a determination remains pending as to whether new target deposits outside of the existing reserve areas can be economically developed. Secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in current period net income (loss). Idle facilities placed on standby basis are carried at the lower of net carrying value or estimated net realizable value.

Proven and Probable Ore Reserves

At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically.  Management’s calculations of proven and probable ore reserves are based on engineering and geological estimates, including future metals prices and operating costs. From time to time, management obtains external audits of reserves.  To date, we have not obtained any third party report regarding potential reserves on our owned and leased property at War Eagle Mountain, and accordingly we have not estimated that there are any proven or probable reserves on our property.

Reserve estimates will change as existing reserves are depleted through production and as production costs and/or metals prices change. A significant drop in metals prices may reduce reserves by making some portion of such ore uneconomic to develop and produce. Changes in reserves may also reflect that actual grades of ore processed may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. Estimated reserves, particularly for properties that have not yet commenced production, may require revision based on actual production experience. It is reasonably possible that certain of our estimates of proven and probable ore reserves will change in the near term, which could result in a change to estimated future cash flows, associated carrying values of the asset and amortization rates in future reporting periods, among other things.

Declines in the market prices of metals, increased production or capital costs, reduction in the grade or tonnage of the deposit or an increase in the dilution of the ore or reduced recovery rates may render ore reserves uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques are sufficient to offset such effects. If our realized price for the metals we produce were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

To date, we have not obtained any third party report regarding potential reserves on our owned and leased property at War Eagle Mountain, and accordingly we have not estimated that there are any proven or probable reserves on our property.

Depreciation, Depletion and Amortization

Capitalized costs are depreciated or depleted using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for mineral reserves are a key component in determining our units of production depreciation rates. Our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

Undeveloped mineral interests are amortized on a straight-line basis over their estimated useful lives taking into account residual values. At such time as an undeveloped mineral interest is converted to proven and probable reserves, the remaining unamortized basis is amortized on a unit-of-production basis as described above.

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Goodwill

The Company evaluates, on at least an annual basis during the fourth quarter, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Stock Based Compensation

The Company has issued and may issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Basic and Diluted Per Common Share

Under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic  earnings  per common  share is computed by dividing income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive.

Research and Development

The Company expenses research and development costs as incurred.

Significant Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165 “Subsequent Events” (“FAS 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of FAS 165 for the interim period ended September 30, 2009. The adoption of FAS 165 had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have no material impact on its financial condition or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will not have a material impact on its financial condition or results of operations.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of SFAS No. 161 has no effect on Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. This statement will impact how the Company accounts for future business combinations.

NOTE 3 – NOTES PAYABLE

During the first nine months of 2009 we issued two-year promissory notes with an aggregate principal amount of $443,000.  Interest accrues at a rate of 7% annually but payable monthly.  Principal and interest due on the notes is convertible into common stock at the election of the holder at conversion prices ranging from $0.018 to $0.053 per share.  Maturity dates range from January 12, 2011 to September 21, 2011.

On September 30, 2009 the outstanding principal balance on the two-year promissory notes was $1,727,450.

The maturities of notes payable are as follows:

2009	$ 28,000
2010	1,256,450
2011	443,000
Total	1,727,450

Less current maturities	(965,500)
Long term debt	$ 761,950

NOTE 4 – ACQUISITION OF DEEP ROCK, INC.

On January 23, 2009 the Company issued 7,719,235 shares of Class A Common Stock valued at $355,085 to purchase 100% of the outstanding common stock of Deep Rock, Inc, an Idaho Corporation.

NOTE 5 – MILL EQUIPMENT

The Company acquired mill equipment totaling $183,377 through the acquisition of Deep Rock, Inc.  The following table summarizes the Company’s equipment as of September 30, 2009.

Mill equipment	$ 885,293
Accumulated depreciation	(143,046)
Net	$ 742,247

NOTE 6 – PREPAID EXPENSES

The Company issued 10,000,000 of Class A Common Stock for consulting contracts with terms of 12 to 48 months totaling $454,500.  The Company amortizes prepaid consulting fees over the lives of the contracts.

NOTE 7 - RELATED PARTY TRANSACTIONS

 On October 11, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence April 1, 2008, but that we may extend the commencement date to July 1, 2009, in which event the lease term will be extended by an equal amount of time.  We currently expect to begin actual operations in December 2009.  As of September 30, 2009 GoldCorp owed us $44,790.  The amounts are non-interest bearing, unsecured demand loans. Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Goldcorp.  Mr. Breitkreuz, who is and officer and director of us, is also an officer and director of Goldcorp.

During the nine months ended September 30, 2009 we issued 394,788 of Class A Common Stock to Q-Prompt, Inc. for computer services valued at $12,575. Q-Prompt, Inc. is owned by the son of Mr. Quilliam.

During the nine months ended September 30, 2009, we paid $17,500 in taxes owed by Mr. Quilliam which were incurred in connection with his role as an officer of Dicut, our former corporate parent.

During the quarter ending September 30, 2009 loans receivable totaling $140,400 from Allan Breitkreuz, an Officer and Director, were paid in full.  The amounts were non-interest bearing, unsecured demand loans.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On September 15, 2007, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay a base salary of Mr. Quilliam $125,000 per year, and a bonus of $98,958 in 2007.

On October 11, 2007, we entered into a lease agreement with Goldcorp, under which we leased its mineral rights on War Eagle Mountain.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence April 1, 2008, but that we may extend the commencement date to July 1, 2009, in which event the lease term will be extended by an equal amount of time.

On July 1, 2009, we entered into an employment agreement with Denise Quilliam under which we agreed to pay Ms. Quilliam $85,000 per year.

NOTE 9 - CAPITAL STOCK

At September 30, 2009 the Company's authorized capital stock was 500,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 12,500,000 shares of Class B Common Stock, par value $0.0001 per share.  As of September 30, 2009, there were 149,289,236 and 2,137,446 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the nine months ended September 30, 2009, the Company issued shares of Class A Common Stock in the following transactions:

•

On January 23, 2009 the Company issued 7,719,235 shares of Class A Common Stock valued at $355,085 to purchase 100% of the outstanding common stock of Deep Rock, Inc, an Idaho Corporation.

•

43,726,039 shares of Class A Common Stock were issued to various vendors for consulting services valued at $1,449,470 of which $454,500 has been classified as prepaid expenses.

As of September 30, 2009, the Company had outstanding notes payable to various investors in the original principal amount of $1,727,450.  All of the notes are convertible into shares of Class A Common Stock at election of the holder at conversion prices ranging from $0.018 to $0.053 per share.  Maturity dates range from January 12, 2011 to September 21, 2011.   At September 30, 2009, an aggregate of 41,558,384 shares of Class A Common Stock were issuable upon conversion of the notes.

Shares issued for services were valued at the market price on the date of the invoice for the services.  Shares issues for prepaid services are valued at the market price on the date of the contract for the services.  Shares issued for services which specify that a specific number of shares be issued are valued at the market price on the date of the contract.  The conversion prices on all convertible notes were set at the market price on the date on the issuance of the convertible note.

As of September 30, 2009, the Company did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed above.

NOTE 10 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company has incurred a net loss of ($1,967,879) for the nine months ended September 30, 2009.  The Company has remained in business primarily through the deferral of salaries by management, loans from the Company’s chief executive officer, and loans from a significant shareholder. The Company intends on financing its future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 11 – SUBSEQUENT EVENTS

During October 2009, the Company issued shares of Class A Common Stock in the following transactions:

•

2,000,000 shares of Class A Common Stock were issued to a vendor in payment of accounts payable valued at $90,000.

•

7,191,733 shares of Class A Common Stock were issued to various vendors for consulting services valued at $302,353.

Since September 30, 2009, the Company has borrowed $143,000 from an investor pursuant to promissory notes that accrue interest at a rate of 7% annually.  The notes provide that interest is payable monthly, and all principal and interest on the notes is due two years after issuance of the notes. Principal and interest due on the notes is convertible, at the election of the holder, either into (a) common stock at the market price on the date of issuance of the note, or (b) gold bars that are 99.999% pure at the daily London fix less a discount of $460 per ounce, provided that the net amount of any amounts which the investor may elect to convert into gold bars may not exceed 30% of the Company’s net smelter return in the month.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

We were formed in the State of Delaware on October 15, 2007.  On October 15, 2007, we completed a holding company reorganization with Dicut Holdings, Inc. (“Dicut”) pursuant to Section 251(g) of the Delaware General Corporation Law.  Dicut previously operated in the information technology business, but ceased operations in 2005.

On September 14, 2007, Goldcorp Holdings Co. (“Goldcorp”) acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.

On October 11, 2007, we entered into a lease agreement with Goldcorp, under which we leased Goldcorp’s owned and leased acreage on War Eagle Mountain, Idaho. The lease expires on April 1, 2023, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, we are responsible for all mining activities on the land, and we are obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from land.  Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Goldcorp.

On September 21, 2008, we acquired from Mineral Extraction, Inc. all mineral, mining and access rights to two mining claims on War Eagle Mountain, covering 18.877 total acres, as well as claims for four mill site locations and the Sinker Tunnel location.

Our plan is to commence mining operations on War Eagle Mountain.  We have recently negotiated the purchase of land for a mill site near the Sinker Tunnel entrance, and plan to begin processing tailings left from previous mining activity on the site when the land purchase has been completed and the mill is completed.  After we have exhausted the tailings, we plan to begin processing raw minerals from the mine site.

Results of Operations

Nine Months ended September 30, 2009 and 2008

We are in the exploration stage and have generated no revenues in the nine months ended September 30, 2009 and 2008.

We reported losses from operations during the nine months ended September 30, 2009 and 2008 of ($1,889,581) and ($2,454,229), respectively.  The decreased loss in 2009 as compared to 2008 was attributable to the following factors:

•

Consulting fees decreased from $1,702,943 in 2008 to $1,277,429 as a result of reduced use of consultants in 2009.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2008	2009

Accounting services	-	$42,195
Shareholder relations services	$130,942	$43,000
Computer and IT services	$13,815	$12,575
Installation services for mine equipment	$120,000	-
Locating and due diligence services on future acquisition opportunities	$471,875	$323,050
Administrative, office, clerical	$78,500	-
Work on investor presentations	$35,000	-
Supervisory and managerial work at mine site	$441,750	$124,550
Canadian legal services	$40,000	-
Advice on debt and equity capital raising	-	$291,600

•

Salaries and wages increased from $117,750 in 2008 to $132,250 in 2009 as a result of the addition of a new employee;

•

Depreciation expense increased to $127,929 in 2009 from $0 in 2008 as a result of the acquisition of substantial equipment to be used in our mining operations in 2009 and late 2008;

•

General and administrative expenses decreased to $329,828 in 2009 as compared to $516,718 in 2008 as a result of one time office related expenses incurred in 2008.

We reported net losses during the nine months ended September 30, 2009 and 2008 of ($1,967,879) and ($2,489,600), respectively.  The decreased loss in 2009 as compared to 2008 was largely attributable to a decrease in loss from operations offset by an increase in interest expense resulting from higher interest bearing debt in 2009.  In particular, interest expense increased from $35,371 in 2008 to $78,298 in 2009.

Three Months ended September 30, 2009 and 2008

We are in the exploration stage and have generated no revenues in the three months ended September 30, 2009 and 2008.

We reported losses from operations during the three months ended September 30, 2009 and 2008 of ($760,996) and ($635,036), respectively.  The increased loss in 2009 as compared to 2008 was attributable to the following factors:

•

Consulting fees increased from $78,847 in 2008 to $401,905 as a result of increased use of consultants in 2009.   The increase was primarily due to increased fees for accounting services of $20,066, Shareholder relations services of $10,500 and due diligence services on acquisition opportunities of $195,050;

•

Salaries and wages increased from $55,250 in 2008 to $59,750 in 2009 as a result of the addition of a new employee;

•

Depreciation expense increased to $49,448 in 2009 from $0 in 2008 as a result of the acquisition of substantial equipment to be used in our mining operations in 2009 and late 2008;

•

General and administrative expenses decreased to $227,746 in 2009 as compared to $411,314 in 2008 as a result of one time office related expenses incurred in 2008.

We reported net losses during the three months ended September 30, 2009 and 2008 of ($813,083) and ($646,329), respectively.  The increased loss in 2009 as compared to 2008 was largely attributable to an increase in loss from operations and an increase in interest expense resulting from higher interest bearing debt in 2009.  In particular, interest expense increased from $11,293 in 2008 to $52,087 in 2009.

Liquidity and Sources of Capital

Our balance sheet as of September 30, 2009 reflects cash of $20,521, current assets of $65,311, current liabilities of $1,790,848, and a working capital deficit of ($1,725,537).

We will need substantial capital over the next year.  We project that we will need about $1,250,000 of capital to commence processing tailings at our mine site, about $600,000 to complete a confirmation process, and another $6,000,000 to commence processing raw ore.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance.  In particular, as of September 30, 2009, we had issued $1,727,450 in notes payable, of which $965,500 mature within one year of that date.  Also, beginning January 1, 2010, we are obligated to make monthly payments of $83,333 to Goldcorp under our lease of its mining interests on War Eagle Mountain.

We currently have oral commitments from investors that have purchased prior convertible notes to purchase an additional $1,000,000 in convertible notes, and a commitment for an additional $500,000 (of which $143,000 has been received to date) from a third party which will have the option of being repaid in shares of common stock or in kind with gold at a $460 discount to the market price of gold at the time of delivery.  These commitments will enable us to finance the startup phase of our business plan, which involves processing mine tailings left from previous mining activity at the site, and will enable us to begin revenue generating activities.  Once we begin generating revenue from operations, we believe that additional capital sources will become available, including investment funds and other investors that we have talked to who want to see us generating revenues before they make an investment.

The amount of capital that we currently have the capacity to raise is not sufficient to pay all of the capital expenses that we need to pay to commence operations, and pay our other liabilities as they come due.  However, we have a number of options that we believe will enable us to continue with our business plan despite insufficient capital.  For example, we plan to continue deferring payment of salaries to our management, certain accounts payable, and monthly lease payments to Goldcorp, because in each case we do not expect the creditor to take any legal action against us as a result of the deferral.  Goldcorp, for example, is controlled by our officers, and therefore we do not expect Goldcorp to take any legal action as a result of our deferral of lease payments to it.

We also plan to continue issuing shares to certain service providers that are willing to accept shares for payment.  In the event we are able to raise some, but not all, of the capital that we need, we plan to request that noteholders extend the maturity of their notes or convert their notes into shares of common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the nine months ended September 30, 2009, and have no revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2 of Notes to Financial Statements. At this time, we are not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. However, as we begin actual mining operations, we will be required to make estimates and assumptions typical of other companies in the mining business.

For example, we will be required to make critical accounting estimates related to future metals prices, obligations for environmental, reclamation, and closure matters, mineral reserves, and accounting for business combinations.  The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period.  Changes in estimates used in these and other items could have a material impact on our financial statements in the future.

Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were inadequate due to a lack of financial resources.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended September 30, 2009, the Company issued shares of Common Stock in the following transactions:

•

18,236,671 shares of Class A Common Stock were issued to various vendors for consulting services valued at $356,196.

•

Promissory notes with an original principal amount of $178,000 were issued to various investors. Each note has a term of two years, bears interest at 7% per annum, and is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER FALCON MINING, INC.
Date: November 30, 2009	/s/ Pierre Quilliam
By: Pierre Quilliam, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1

Agreement and Plan of Merger by and among Dicut Holdings, Inc., Silver Falcon Mining, Inc. and Dicut KLM, Inc. dated October 12, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)

3.1	Certificate of Incorporation of Silver Falcon Mining, Inc., a Delaware corporation, dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.2	Certificate of Amendment of Certificate of Incorporation dated October 15, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.3	By-Laws (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.1	Form of Class A Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.2	Form of Convertible Promissory Note (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.3*	Form of Convertible Promissory Note
10.1	Employment Agreement of Pierre Quilliam (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
10.2	Employment Agreement of Denise Quilliam (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
10.3	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
10.4

Asset Purchase Agreement dated September 20, 2008 by and between Silver Falcon Mining, Inc. and Mineral Extraction Company (incorporated by reference to the Form 10/A Registration Statement filed November 3, 2009)

10.5

Share Purchase Agreement dated January 22, 2009 by and between Deep Rock, Inc., William Martens and Silver Falcon Mining, Inc. (incorporated by reference to the Form 10/A Registration Statement filed November 3, 2009)

10.6	Form of Consulting Contract (incorporated by reference to the Form 10/A Registration Statement filed November 3, 2009)
14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.