Form 10-Q/A
period 2009-09-30
Silver Falcon Mining, Inc.
filed 2009-12-18
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1 to Form 10-Q)

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

See accompanying notes to financial statements.;

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers (i.e., Mr.Quilliam) , or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009.  Based on that evaluation, our chief executive officer and chief financial officer has concluded that, as of the evaluation date, such controls and procedures were adequate.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER FALCON MINING, INC.
Date: December 18, 2009	/s/ Pierre Quilliam
By: Pierre Quilliam, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1

Agreement and Plan of Merger by and among Dicut Holdings, Inc., Silver Falcon Mining, Inc. and Dicut KLM, Inc. dated October 12, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)

3.1	Certificate of Incorporation of Silver Falcon Mining, Inc., a Delaware corporation, dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.2	Certificate of Amendment of Certificate of Incorporation dated October 15, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.3	By-Laws (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.1	Form of Class A Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.2	Form of Convertible Promissory Note (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.3	Form of Convertible Promissory Note (incorporated by refernce to the Form 10-Q statement filed November 30, 2009)
10.1	Employment Agreement of Pierre Quilliam (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
10.2	Employment Agreement of Denise Quilliam (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
10.3	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
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

10.6	Form of Consulting Contract (incorporated by reference to the Form 10/A Registration Statement filed November 3, 2009)
14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)

31*	Rule 13a-14(a)/15d-14(a) Amended Certification by the Chief Executive Officer and Chief Financial Officer
32*	Amended Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.