Form 10-Q/A
period 2009-09-30
Silver Falcon Mining, Inc.
filed 2009-12-31
CIK 1464830

INVESTMENT LAW GROUP

OF GILLETT, MOTTERN & WALKER, LLP

1230 Peachtree Street NE

Suite 2445

Atlanta, Georgia 30309

____________________

Telephone: (404) 607-6933  Facsimile: (678) 840-2126

December 30, 2009

Anne Nguyen Parker

Branch Chief

U.S. Securities & Exchange Commission

100 F. St., N.E.

Washington, D.C. 20549

Re:

Silver Falcon Mining, Inc./Form 10 Registration Statement

File No. 0-53765

Comment letter dated December 29, 2009

Dear Ms. Parker:

On behalf of Silver Falcon Mining, Inc. (the “Company”), I am writing to respond to your letter dated December 29, 2009 commenting on the Company’s Form 10-Q for the period ending September 30, 2009.  Simultaneous with the filing of this letter, the Company is filing an amended Form 10-Q/A, Amendment No. 2, which changes one word as described herein.

Form 10-Q

Item 4.  Controls and Procedures

1.

We note your response to prior comment 1. We believe that the word effective carries a meaning that may be different from the term you have used to describe your controls and procedures.  Also, Regulation S-K, Item 307 requires that you, as both the principal executive and financial officer, disclose your conclusion regarding the effectiveness of the registrant's disclosure controls and procedures.   Please revise your disclosure to state whether disclosure controls and procedures were effective.  If disclosure controls and procedures were not effective, please disclose the specific steps that the company has taken, if any, to remediate the deficiency.

Simultaneous with the filing of this letter, the Company is also filing an amended Form 10-Q for the period ending September 30, 2009, in which the only change is to substitute the word “effective” for the word “adequate” in the last line of the first paragraph of “Item 4.  Controls and Procedures.”  The Company believed that the word “adequate” was synonymous with the word “effective” in the context in which it was used, but nevertheless has made the change in the event that is not the case for some reason.  Below is the full text of the relevant section, with the changed language underlined:

INVESTMENT LAW GROUP

OF GILLETT, MOTTERN & WALKER, LLP

1230 Peachtree Street NE

Suite 2445

Atlanta, Georgia 30309

____________________

Telephone: (404) 607-6933  Facsimile: (678) 840-2126

LETTER TO MS. ANNE NGUYEN PARKER

DECEMBER 30, 2009

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers (i.e., Mr. Quilliam), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009.  Based on that evaluation, our chief executive officer and chief financial officer has concluded that, as of the evaluation date, such controls and procedures were effective.

Finally, the Company is not filing a redlined version of the Form 10-Q/A because of the minor nature of the change that was made.  If you desire a redlined version, please contact me and one will be provided as soon as possible.  In addition, attached to this letter is a certification from the Company acknowledging the matters set forth in the last page of your letter.  Please feel free to contact me in the event you have any further questions regarding the Company’s securities filings.

Very truly yours,

INVESTMENT LAW GROUP OF GILLETT, MOTTERN & WALKER, LLP

/s/ Robert J. Mottern

Robert J. Mottern, Esq.

Encl.

Cc:

Pierre Quilliam

Alan Breitkreuz

William Uniack

INVESTMENT LAW GROUP

OF GILLETT, MOTTERN & WALKER, LLP

1230 Peachtree Street NE

Suite 2445

Atlanta, Georgia 30309

____________________

Telephone: (404) 607-6933  Facsimile: (678) 840-2126

LETTER TO MS. ANNE NGUYEN PARKER

DECEMBER 30, 2009

I, Pierre Quilliam, hereby certify that I have read the foregoing letter dated December 30, 2009, by Robert J. Mottern, counsel for the Silver Falcon Mining, Inc., and I acknowledge that the Company is responsible for the adequacy and accuracy of the statements in the letter, that staff comments or changes to disclosure in response to staff comments do not foreclose the Commission from taking any action with respect to the filing; and the Company may not assert this action as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States.

Silver Falcon Mining, Inc.

/s/ Pierre Quilliam

Pierre Quilliam, Chief Financial Officer