Form 10-Q/A
period 2009-09-30
Silver Falcon Mining, Inc.
filed 2010-01-05
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.2 to Form 10-Q)

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

SILVER FALCON MINING, INC.
Date: December 30, 2009	/s/ Pierre Quilliam
By: Pierre Quilliam, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
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