Form 10-K
Silver Falcon Mining, Inc.
filed 2010-03-31
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-53765

SILVER FALCON MINING, INC.

 (Exact name of registrant as specified in its charter)

Delaware	26-1266967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7322 Manatee Avenue West Bradenton, Florida 34209

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (941) 761-7819

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes []  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Ac.   Yes []  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No []

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [] No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $11,731,727, based upon a market price of $0.069 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 173,023,494 as of March 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

TABLE OF CONTENTS

PART I

2

ITEM 1. DESCRIPTION OF BUSINESS.

3

ITEM 2. DESCRIPTION OF PROPERTY.

19

ITEM 3. LEGAL PROCEEDINGS.

19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

20

PART II

20

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

20

ITEM 6. SELECT FINANCIAL DATA

21

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

27

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

27

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.

28

ITEM 9A. CONTROLS AND PROCEDURES.

28

ITEM 9B. OTHER INFORMATION

29

PART III

25

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

30

ITEM 11. EXECUTIVE COMPENSATION

32

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

33

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
   INDEPENDENCE. PRINCIPAL ACCOUNTING FEES AND SERVICES.

27

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

29

PART IV

35

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

39

SIGNATURES

42

ITEM 1. BUSINESS.

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

History of Mining on War Eagle Mountain

War Eagle Mountain is one of three peaks in Southwest Idaho that form a contiguous fault trend, and which have all produced minerals from the same veins:  Delamar Mountain, Florida Mountain, and War Eagle Mountain.

In the summer of 1862, the Oro Fino Vein on top of War Eagle Mountain was discovered.  During 1863 a number of lode claims were located and mining in earnest began.  By the end of 1875 a total of ten shafts had been sunk in the Oro Fino Vein ranging in depth from 300 feet to 1,250 feet. The Oro Fino Shaft at the North end is 300 feet deep and the Mahogany Shaft at the South end is 1,100 feet deep. The Golden Chariot and Ida Elmore shafts are 1,250 feet and 1,000 feet respectively.

By 1866, all the major mines in the area had been discovered and were being developed. The major mines were the Oro Fino, Cumberland, Poorman, Ida Elmore, Golden Chariot, Minnesota, Mahogany and the Morning Star in Silver City.  There were 12 mills in the area with a total of 132 stamps to pulverize the ore, separate the metal from the rock and pour the raw metal into lager rectangular bricks of bullion. This bullion was then shipped out of the area, sometimes as far away as Europe, for refining into pure gold and silver.  By the end of 1875, approximately 750,000 ounces of gold equivalent were reportedly extracted from the shafts on War Eagle Mountain.

In August 1875, a financial panic that had started in New York in 1873, culminated with the San Francisco bank crash, and then the closure of the San Francisco Stock Exchange. A nationwide depression occurred, which resulted in source of working capital for the mines drying up. The miners continued to work without pay until October 1875, when they left the mountain for employment elsewhere.  During the winter of 1875-1876, because the mine was not being used, the shafts filled with water.  This condition has existed for the past 131 years, which has resulted in the preservation of these historical vein systems without being disturbed by intruders or miners.

From 1875 through 1899, mining men who had managed and worked in the underground mines and milling operations tried to promote a project that would allow them to recover the remaining submerged gold and silver reserves they knew existed.  Finally, in November 1899, American Smelting and Refining Company (ASARCO) funded the Sinker Tunnel Project. The project objective was to drive a 10 x 10 tunnel from Sinker Creek on the North-East side of War Eagle Mountain, at an elevation of 5200 feet, approximately 2,000 feet below the bottom of the Golden Chariot Shaft. This tunnel was named the Sinker Tunnel, and its intended use was to drain water out of War Eagle Mountain and to haul ore mined from the veins to the surface for milling.  The cost of the project was about $250,000 (or the equivalent of $25,000,000 today).

It was anticipated that the Sinker Tunnel would intersect the Oro Fino Vein at about 7,000 feet from the tunnel portal.  The Oro Fino Vein was actually intersected at 6,890 feet in May 1902.  After the Sinker Tunnel was extended north about 80 feet, a raise was started upwards toward the bottom of the Golden Chariot Shaft.  When this raise reached 620 feet in height it was only 150 feet below the bottom of the Golden Chariot Shaft, which contained about 1,100 feet of water.  At this point the amount of water permeating down into the raise was increasing every day, which caused the miners to become anxious about their safety, and raised concerns as to how ASARCO would punch the final hole into the bottom of the Golden Chariot shaft.  They miners raised concerns with the Idaho Inspector of Mines about the working conditions and their concerns, which resulted in the Idaho Inspector of Mines stopping any further work in the area until safety measures were implemented.  At that time, ASARCO elected to close the project down, and return later if conditions changed, which never happened.

During 1932 and 1933, some additional exploration tunnels were driven to the north and to the south from the raise.  In 1941, salvagers opened the Sinker Tunnel and removed all the steel rail and pipe scrap for the war effort. Shortly thereafter, a landslide completely buried the tunnel under 50 feet or more of earth and rock, and the Sinker Tunnel complex was forgotten.

In 1993, Mineral Extraction, Inc., the current owner at the time, rediscovered the location of the tunnel and over several years refurbished the Sinker Tunnel complex, with the exception of the upper four levels of the raise, nearest the bottom of the Golden Chariot shaft.  The entrance was excavated, and a permanent structure was built to protect the site.  In addition, the entire length of the Sinker Tunnel was restored.  The roads to the Sinker Tunnel Complex were upgraded to allow 25-ton trucks access to the site, and an area 300x400 feet was prepared to act as a staging area at the 7,350 foot level.

The mines on War Eagle Mountain were very productive in the first few years because the surface deposits were of extraordinary richness. As the mines got deeper the veins had a smaller yet more consistent amount of ore in relation to the amount of rock that needed to be removed to expose it. Generally, the value of ore per ton of rock removed remained consistent from a depth of 150 feet to as deep as any of the mines were worked. This would indicate that the extensions of the veins into the deeper levels, not yet reached by the mine shafts, would contain the same percentage of metal ore.

The mines became more expensive to develop and operate as they got deeper. This was not due to a decline in the yield per ton, but due to the increased cost of lifting the mineral ore and of removing water from deeper shafts.  The removal of ground water in mines is a persistent expense that must be addressed on a daily basis. When a mine doesn't have a lower working level tunnel – like the Sinker Tunnel Complex – that intersects a vertical shaft, the water must be brought to the surface and disposed of no matter what the expense or technical inconvenience if the mine is to continue operating. This increased cost of mining at depth was one of the most significant problems for the mines on War Eagle Mountain.

Description of Mining Properties

We have one mining property, which is a variety of land and mining claims on and near War Eagle Mountain, Idaho.  War Eagle Mountain is located about 50 miles southwest of Boise, Idaho, and about one mile east of Silver City, Idaho.  The Sinker Tunnel is about 15 miles off of State Highway78 and the mine sites on the top of War Eagle Mountain are about 20 miles off of State Highway 78.  Access to both the Sinker Tunnel currently is by four wheel drive vehicle or ATV, as only the first seven miles of county roadway off of State Highway 78 is paved.  Below is a map illustrating the location and access to the Sinker Tunnel and top of War Eagle Mountain:

Our mine on War Eagle Mountain is a combination of owned and leased land and mining claims.

Leased Properties:  Goldcorp owns an undivided 29.167% fee title interest seven properties, and ten unpatented mining claims, which we lease from Goldcorp under a lease dated October 11, 2007.  The lease expires on April 1, 2023, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, we are responsible for all mining activities on the land, and we are obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from land.  The properties which we lease from Goldcorp are listed below:

Name	Ownership Interest	Type of Claim	Acres

Poorman Lode Claim	29.167%	Patented claim	3.44
London Lode Claim	29.167%	Patented claim	17.52
North Empire Lode Claim	29.167%	Patented claim	0.98
Illinois Central Lode Claim	29.167%	Patented claim	2.08
South Poorman Lode Claim	29.167%	Patented claim	17.06
Jackson Lode Claim	29.167%	Patented claim	10.33
Oso Lode Claim	29.167%	Patented claim	20.41
Cape Horn No. 1	100%	Unpatented Lode Claim	20.6
Great Western No. 1	100%	Unpatented Lode Claim	20.6
Great Western No. 2	100%	Unpatented Lode Claim	20.6
Great Western No. 3	100%	Unpatented Lode Claim	20.6
Great Western No. 4	100%	Unpatented Lode Claim	20.6
Goldcorp #13	100%	Unpatented Placer Claim	20.6
Goldcorp #14	100%	Unpatented Placer Claim	20.6
Goldcorp #15	100%	Unpatented Placer Claim	20.6
Goldcorp #25	100%	Unpatented Placer Claim	20.6
Goldcorp #26	100%	Unpatented Placer Claim	20.6

A patented mining claim is one which the federal government has passed title to the claimant, making the claimant the owner of the surface and mineral rights.  An unpatented mining claim is one which is still owned by federal government, but which the claimant has a right to possession to extract minerals.  Claims to federal land for mining purposes may be obtained by filing a claim with the Bureau of Land Management and paying a nominal fee.  A claim may be maintained as long at the holder engages in mining activity on the claim or, in lieu of mining activity, by filing an annual renewal form and paying an annual fee to the Bureau of Land Management by September 1 of each year.  The annual fee is $10 per claim for small miners and $125 per claim for large miners.  Goldcorp is obligated to pay any annual fees to maintain the claims which it leases to us.

Goldcorp is not the sole owner of seven of the patented claims that we lease from Goldcorp, and instead owns only 29.166% of the claims.  The remaining 70.834% of the patented claims are owned by a large number of descendants of the original parties that obtained the patent rights to the mining claims.  We are in the process of trying to identify and acquire the remainder of ownership of these mining claims.

Owned Land and Claims:  We also own the following claims:

Name	Type of Claim	Acres

Sinker Tunnel #1	Unpatented Tunnel location	20.6
Sinker #1	Unpatented Mill site location	5
Sinker #2	Unpatented Mill site location	5
Sinker #3	Unpatented Mill site location	5
Sinker #4	Unpatented Mill site location	5
The Cumberland Lode	Patented Claim	5.927
The Louisiana Lode	Patented Claim	5.927

The Sinker Tunnel is burdened by a royalty obligation to Bisell Investments, Inc. and New Vision Financial Limited, under which we are obligated to pay them a quarterly royalty equal to a total of 15% of the net smelter return or net refinery return of any ore which originates, terminates or was gained access through the Sinker Tunnel or the grounds of the Sinker Tunnel complex.  The royalty was originally granted by Mineral Extraction, Inc. to Laoshan Group, LLC before we acquired the Sinker Tunnel from it, and the royalty was later acquired from Laoshan, LLC by the current owners of it.

We only own the mineral rights to the Cumberland and Louisiana Lode Claims.  The surface rights were retained by Mineral Extraction, Inc., although we entered into a license agreement with Mineral Extraction, Inc. under which we have the right to use the surface for all purposes related to mining ore from the claims.

Geology of Mining Properties

War Eagle Mountain is the eastern most peak in the War Eagle-Florida-Delamar Mountain trend, which is an east to west chain of mountains in Southwestern Idaho.  All three peaks show the same type of gold and silver veins.  Kinross Gold Corporation owns Florida and Delamar Mountains.  Delamar Mountain, the western most of the three, had been successfully open pit mined from 1977 to the late 1990s.

The host rock on War Eagle Mountain is granite.  The veins containing gold and silver are primarily filled fissures in the host rock that occur primarily in a north-south direction.  The gold and silver bearing veins of War Eagle Mountain are steeply dipping to subvertical in attitude and are generally oriented in a NS to NW-SE direction.  For example, the Oro Fino/Golden Chariot vein, which is the vein that has been mined and explored the most, occurs at an 8 percent tilt to vertical.  The textures, mineralogy and geometry of the veins all indicate that they are "epithermal" deposits. This means that, according to the current interpretations, the minerals were deposited by hydrothermal solutions of “supercritical” very hot, high pressure water that made their way upward through the earth’s crust, depositing the minerals in the loose rock in the fissures.  The richest ores have been found in ore shoots, which are places where small cross-fractures intersect the main vein.

Historical records indicate that the Oro Fino Vein system extends at least some 12,000 feet in a north-south direction and has been observed to vary greatly in thickness (from 0.5 ft to 25 ft) and mill grades of 0.5 to 1.25 Troy ounces of gold per ton.  Our owned and leased land encompasses only about 600 feet of the Oro Fino Vein system, but all of the major mine shafts that exist on the system.  Several large pockets of very rich ore concentration occur have been found scattered throughout at ore shoots. Mill grades at these ore sheets have contained up to 25 Troy ounces per ton have been encountered, with some areas showing grades as high as 90 to 300 oz gold/ton.

It is not known exactly how deep the vein systems are on War Eagle Mountain.  The Sinker Tunnel cut through the Oro Fino Vein approximately 2,500 feet below the outcrop on the surface and was still strong and well developed.  To date, only about the first 300 to 1100 feet in depth of the Oro Fino Vein has been mined on approximately 15% of its total known length.

Because the host rock on War Eagle Mountain is granite, the mine shafts on War Eagle Mountain are very stable, with minimal need to shore the walls with timber.  As a result, the shafts left by prior mining activity are still in usable condition.  Also, the Sinker Tunnel Complex needs almost no timber to shore or brace its walls or ceilings.

Mining activity to date has focused on three veins that show at the surface of War Eagle Mountain – the Oro Fino Vein system, the Poorman Vein system and the Central Vein system – with the Oro Fino Vein being the most productive.  The Poorman Vein is about 1,000 feet to the west of the Oro Fino Vein.  Historically, the Poorman vein has produced mostly silver.  The Oro Fino Vein system has approximately 6 other vein systems associated with it, while some 40 additional main vein systems are believed to exist on War Eagle Mountain.

At present, work on the mine consists largely of vertical mine shafts at the top of War Eagle Mountain, which were started by miners in the 1800’s, typically on top of a vein that was evident from an outcropping on the surface.  The interiors of the mine shafts are believed to be in good shape, but they are all flooded from groundwater and will have to be drained before active mining can commence.  We plan to drain the mine shafts by connecting them to the Sinker Tunnel below.  We have recollared five mine shafts with stones and steel rails to make them safer and prevent rain water from entering the mines. Prior owners of the Sinker Tunnel refurbished the tunnel entrance, but we plan additional improvements to the Sinker Tunnel entrance.

Water is available through wells on the property.  Power will be supplied by generators.

Through December 31, 2009, we had spent approximately $317,000 to refurbish the mine shafts and Sinker Tunnel.

None of the properties have been surveyed by a competent professional engineer, nor have the properties been evaluated to determine whether any mineral deposits can be mined profitably at current market rates.  Therefore, the properties are without known reserves and our proposed mining activities are exploratory in nature at this time.  The most comprehensive survey of the mineralogy of War Eagle Mountain is a report issued by the Idaho Bureau of Mines and Geology in 1926.  However, the authors of the report did not have access to the flooded mine shafts, and developed their report from visual observation of the surface, reports of past mining activity, and interviews with mining engineers who had previously worked at the site. Other reports include a report prepared in 1928 by Sinker Tunnel Mining Co., which at the time was in the process of refurbishing and extending the Sinker Tunnel, and a report issued by Copper Range Exploration in 1970.  However, the mountain has never been surveyed with a comprehensive scheme of core samples to locate and assess the veins that exist on the mountain.  All representations of potential quantities of minerals are based on historical records which are believed to be accurate, but which may not have been performed pursuant to modern standards for evaluating mineral claims.

Description of Mining Process

We are in the process of installing a mill at War Eagle Mountain that will be capable of processing 30 tons of ore per day through three circuits through a chemical free process.  These circuits will operate as follows:

•

A crushing unit will reduce ore bearing rocks of various sizes to the size of a pea and smaller, and then mix the result with water in a steel ball mill to produce a cloudy liquid which is then strained through a <270 mm mesh strainer. The water will be provided by internal storage tanks and is recycled continuously, thus requiring only a small amount of water to make up for losses due to evaporation and spillage.

•

After the cloudy water is strained, it is then pumped into a concentrator, which is basically an inverted rubber bell that spins at a high rate of speed. The concentrator forces the slurry up the sides of the bell where the heavy metals escape the vessel through a series of holes around the top of the bell, where the metals fall as a paste into the next part of the process. The remaining water is then separated from the tailings produced during this part of the process and the tailings are then dried using a dewatering process.  The dry tailings are stored in an outside tailings pile which will then be shaped consistent with the contours of the land and covered and seeded for preservation of land appearance.

•

The paste produced in step two is then remixed with clear water and put through a vibrating process where the heavy metals (Gold, Silver, Titanium, etc) are separated from other substances and deposited in sealed containers.  The final product is then assayed and sent to the contracted refinery for purification. The remaining water is then pumped to the dewatering system where the water is extracted from the tailings for reuse, and the tailings sent to join the tailings from step two.

Competition

We have no competition for the extraction of minerals from War Eagle Mountain, since no other mining company has an interest on War Eagle Mountain at this time.  However, the mineral extraction business in general is highly competitive.  Numerous larger mining companies actively seek out and bid for mining prospects and properties as well as for the services of third-party providers and supplies, such as mining equipment, transportation equipment and smelters, upon which we rely.  Many of these companies not only explore for, produce and market minerals, but also carry out smelting and refining operations and market the resultant products on a worldwide basis.  Most of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

Competitive conditions may be substantially affected by various forms of legislation and regulation considered from time to time by the government of the United States and the states in which we have operations, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for minerals, and currency fluctuations.

Markets and Major Customers

We plan to process the ore we mine into dore bars and then contract with a smelter to refine the dore bars and purchase any resulting minerals at market prices, less a commission.  There are a number of smelters which will refine ore on a contract basis, and we intend to use the smelter that provides the most economical terms and service.  Under our lease agreement with Goldcorp, we are obligated to pay a royalty of 15% of any amounts we receive from the smelter.

Seasonality of Business

Weather conditions will affect our ability to mine ore from our property.  Generally, from November to April of each year the road leading to the property is impassable because of snow.  We plan to mine and deliver more ore to the smelter than it can process when the roads are passable to ensure a steady stream of revenues throughout the year.

Operational Risks

Mining involves a high degree of risk, which a combination of experience, knowledge and careful evaluation may not be able to overcome.  Mining involves the risk that fires, shaft collapses, flooding, equipment failure, human error and other circumstances may cause significant injury to persons or property, and may affect our ability to extract mine ore from our properties without significant additional capital expenditures. In such event, substantial liabilities to third parties or governmental entities may be incurred, the satisfaction of which could substantially reduce available cash and possibly result in loss of our leased mining properties. Such hazards may also cause damage to or destruction of our mine shafts, producing formations, production facilities, storage and transportation facilities, or other processing facilities.

We will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our financial position and results of operations. For further discussion on risks see “Risk Factors” below.

Regulation

Mining operations on War Eagle Mountain will be affected by numerous laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the resource industry.  Most of the extraction operations will require permits or authorizations from federal, state or local agencies.  We are responsible for compliance with all applicable laws and regulations under the terms of our lease with Goldcorp, but the denial or vacating of permits needed by us could have a material adverse effect on our revenues.  In view of the many uncertainties with respect to current and future laws and regulations, we cannot predict the overall effect of such laws and regulations on our future revenues.

We expect that our operations will comply in all material respects with applicable laws and regulations.  We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the resource industry.

Environmental

General. Mining operations on War Eagle Mountain are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The extraction of mineral ore, is subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installing and operating mining facilities.

Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances.

Waste Disposal. Mining operations on War Eagle Mountain may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA ("Hazardous Wastes").  Furthermore, it is possible that certain wastes generated by mining operations on War Eagle Mountain that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

CERCLA. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances").  These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action.  Mining operations on War Eagle Mountain may generate wastes that fall within CERCLA's definition of Hazardous Substances, and predecessor mining companies on our properties may have generated wastes that fall within CERCLA's definition of Hazardous Substances.

Air Emissions.  Mining operations on War Eagle Mountain may be subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. If ozone problems are not resolved by the deadlines imposed by the federal Clean Air Act, or on schedule to meet the standards, even more restrictive requirements may be imposed, including financial penalties based upon the quantity of ozone producing emissions. If the operator of mining operations on War Eagle Mountain fails to comply strictly with applicable air pollution regulations or permits, we may be subject to monetary fines and be required to correct any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

We believe that we are in substantial compliance with current applicable environmental laws and regulations and that, absent the occurrence of an extraordinary event, compliance with existing local, state, federal and international laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon our business, financial condition or results of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures in the last two fiscal years.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees and Consultants

At December 31, 2009, we had two employees.

We have no collective bargaining agreements with our employees, and believe all consulting and employment agreements relationships are satisfactory.  We hire independent contractors on an as- needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in the mining exploration and development business.

ITEM 1A. RISK FACTORS.

We Have No Revenue To Date From Our Mining Properties, Which May Negatively Impact Our Ability To Achieve Our Business Objectives.

Since entering into the lease with Goldcorp in October 2007, we have experienced losses from our operations.  Our ability to become profitable will be dependent on the receipt of revenues from our mining properties being greater than our operational expenses.  We need to raise capital to finance the purchase and installation of mining equipment and for working capital in order to commence mining operations.  Until we receive revenues from our mining operations, we are dependent on the deferral of salaries by our officers and loans from our officers to pay routine administrative expenses, and the willingness of business parties and consultants to accept our common shares as payment.  If we cannot commence actual mining operations, we may never generate revenues and may never become profitable.

The Properties In Which We Have An Interest Do Not Have Any Known Reserves.

None of the properties in which we have an interest have any reserves. To date, we have engaged in only limited preliminary exploration activities on the properties. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. If we do not establish reserves, we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline, and you may lose all or a portion of your investment.

We Have No Operating History as a Mining Company, Which Makes It Hard To Evaluate Our Prospects.

We do not have any operating history as a mining company upon which to base an evaluation of our current business and future prospects.  Furthermore, no member of our management has any technical training or experience in minerals exploration or mining.  We do not have an established history of locating and developing properties that have mining reserves.  As a result, the revenue and income potential of our business is unproven.  In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business, and we may not be fully aware of many of the specific requirements related to working in the industry. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours.  We may also make decisions and choices that do not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  We may not be able to successfully address any or all of these risks and uncertainties.  Our operations, earnings, and ultimate financial success could suffer due to our management's lack of experience in this industry.

Our Ability To Become Profitable Is Subject To Our Success in the Mining Business, Which Is Subject To Typical Risks In The Mining Business

Our ability to become profitable is subject to the economic risks typically associated with mineral extraction and processing business, including the necessity of making significant expenditures to mine properties and to test potential reserves.  The availability of mining and transportation equipment and the cost of actual mining operations is often uncertain.  In conducting mining activities, the presence of unanticipated irregularities in formations, miscalculations or accidents may cause exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment.

Shareholders May Suffer Dilution From the Issuance of Common Stock and Convertible Notes To Finance Our Operations

Since we decided to enter the mining business, we have financed the development of our mining operations through the issuance of common stock for services or the issuance of convertible notes for cash.  The amount of common stock and convertible notes that have been issued in the last two years has resulted in substantial dilution to shareholders.  For example, at December 31, 2008, we had outstanding 97,843,962 shares of common stock, of which 49,572,217 shares had been issued in 2008 largely for services, rent and the conversion of notes.  During the year ended December 31, 2009, we issued an additional 71,986,613 shares, largely for services, rent and acquisitions.  In addition, at December 31, 2009, we had $2,067,850 in convertible notes outstanding which were convertible into an additional 51,433,243 shares of common stock.

We expect that we will need to continue issuing shares of common stock for services and convertible notes in order to finance the development of our mining operations until our mining operations become self-sustaining.  The future issuance of shares or convertibles will result in additional dilution to existing shareholders which may be substantial.

We Need Additional Capital To Finance Our Mining Operations And We Expect To Obtain It On Terms That Dilute Existing Shareholders

We still need to raise approximately $1,500,000 in additional capital to finance initial operations at our mining site, which will consist of processing tailings left over from previous mining operations.  We will need approximately $600,000 in additional capital to complete the next phase of our development program, which is a confirmation program to prove and locate reserves on our mining properties. We expect to obtain that capital by issuing notes that are convertible into common stock at the market price on the date of issuance of the notes, or are repayable in gold mined from our site, or the issuance of shares to the extent we need services and the service provider is willing to accept shares in payment.  The prior issuance of shares and convertible notes to finance our mining operations has resulted in substantial dilution to shareholders and we expect the future issuance of shares and convertible notes will result in additional, substantial dilution to existing shareholders.

We Have A Very Small Management Team And The Loss Of Any Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner; Our Management Has Substantial Outside Business Interests.

We have two executive officers and a limited number of additional consultants.  Our success depends largely upon the continued services of Pierre Quilliam, our Chief Executive Officer and Allan Breitkreuz, our Vice President of Finance and Development.  We need additional executive personnel in order to fulfill our business plan and satisfy our reporting obligations as a public company in a timely fashion.  We do not maintain key person life insurance policies on the lives of any of our officers. The loss of any of our officers could seriously harm our business, financial condition and results of operations.  In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

Furthermore, our employment agreement with Mr. Quilliam permits him to have outside business interests, such that he is not required to devote 100% of his working time to our business.  Mr. Quilliam estimates that he spends about 95% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Goldcorp and us.  Mr. Breitkreuz does not have an employment agreement with us, and is permitted to spend time on outside business interests.  Mr. Breitkreuz estimates that he spends about 25% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through Goldcorp and us.  The fact that Messrs. Quilliam and Breitkreuz have outside business interests could lessen their focus on our business.

Our Officers And Directors Have Voting Control Over Us, And Outside Shareholders Will Have Little Voice In Management.

Pierre and Denise Quilliam currently control us by virtue of their control of the majority of our Class B Common Stock.  Each share of our Class A Common Stock is entitled to one vote per share, while each share of our Class B Common Stock is entitled to forty (40) votes per share.  Pierre and Denise Quilliam combined control 1,757,446 shares of Class B Common Stock, which is 82.2% of the outstanding Class B Common Stock, whereas they only control 1,858,196 shares of Class A Common Stock which is 1.1% of the outstanding Class A Common Stock.  Because of the voting power of the Class B Common Stock, Mr. and Ms. Quilliam control 27.9% of the possible votes on any matter that must be approved by shareholders, which is likely sufficient to control the outcome of any shareholder vote.

Our Directors Have A Material Conflict of Interest With Respect To Our Mining Lease With Goldcorp.

Our mining operations are based upon a lease of Goldcorp’s mining rights on War Eagle Mountain.  Two of our three directors, Pierre Quilliam and Allan Breitkreuz, are the sole directors of Goldcorp.  In addition, our third director, Denise Quilliam, is the spouse of Pierre Quilliam and therefore is not disinterested in matters pertaining to Goldcorp either.  To the extent issues arise between Goldcorp and us under the lease, we do not have any disinterested directors or officers to represent our interests, and any resolution will not be on arms-length terms.

Our Directors Have A Material Conflict of Interest With Respect To A Royalty Interest In The Sinker Tunnel.

One of our directors, Pierre Quilliam, controls an entity that owns a 7.5% royalty in the Sinker Tunnel.  Under the royalty, we are obligated to pay two entities, one of which is controlled by Mr. Quilliam, an aggregate royalty of 15% of the net smelter return or net refinery return of any ore which originates, terminates or was gained access through the Sinker Tunnel or the grounds of the Sinker Tunnel complex.  As a result, Mr. Quilliam’s financial interest in our use of the Sinker Tunnel may cause him to favor use of the Sinker Tunnel to extract ore from War Eagle Mountain over alternative methods that might be more cost effective.

We Have Substantial Commitments That Require That We Raise Capital.

As of December 31, 2009, we had $602 of cash, current assets of $70,101, current liabilities of $2,212,190, and a working capital deficit of ($2,142,089).  A substantial part of our current liabilities consist of debts that we only have to pay if funds are available, such as loans from a director of $102,660 and accrued compensation to our officers of $417,000.  However, we have $366,307 of accounts payable to third parties, and $1,276,950 of note payments due in the next year.  In addition, we have an additional $1,015,900 of notes payable in more than one year.  In addition, beginning on July 1, 2010, we become obligated to pay Goldcorp $83,333 per month under our lease of Goldcorp’s mining rights on War Eagle Mountain. In addition to these liabilities, we need approximately $1,500,000 in capital to commence the first phase of our operations.  We expect that we will be able to pay our liabilities in the normal course of business from cash flow from mining operations if we are able to commence operations on schedule and our mining operations meet our profit expectations.  If we are not able to commence operations on schedule, or if our operations are not as profitable as we expect, we will have to raise additional capital in order to pay our liabilities, which we expect would be dilutive to existing shareholders.

The Mining Industry Historically Is A Cyclical Industry And Market Fluctuations In The Prices Of Minerals Could Adversely Affect Our Business.

Prices for minerals tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

•

weather conditions in the United States and elsewhere;

•

economic conditions in the United States and elsewhere;

•

political instability in Africa and other major mineral producing regions;

•

governmental regulations, both domestic and foreign;

•

domestic and foreign tax policy;

•

the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•

the price of foreign imports of minerals;

•

the cost of exploring for, producing and processing raw mineral ore;

•

the rate of decline of existing and new mineral reserves;

•

available transportation capacity;

•

the ability of mineral extraction companies to raise capital;

•

the overall supply and demand for minerals; and

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities.  Reductions in mineral prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.  We do not currently engage in any hedging program to mitigate our exposure to fluctuations in mineral prices.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for mineral properties, as buyers and sellers have difficulty agreeing on the value of the properties.  Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

If We Fail To Maintain Adequate Insurance, Our Business Could Be Materially And Adversely Affected.

Our operations are subject to risks typical of the mining industry, such as mine collapses, flooding, explosions, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.  We expect to obtain insurance before we formally commence mining operations, but at this time we do not carry insurance to cover any of these potential liabilities.

Complying With Environmental And Other Government Regulations Could Be Costly And Could Negatively Impact Our Production, Which Would Adversely Impact Our Royalty Revenues.

The mining business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of any facilities on War Eagle Mountain, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that any operator of mining operations on War Eagle Mountain acquire permits before commencing operations and restrict the substances that can be released into the environment with mining and production activities.

Under our lease of War Eagle Mountain, we are primarily responsible for compliance with all laws and regulations applicable to the mining operations, and our failure to comply could result in damages or claims for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties.  Prior to our commencement of mining operations, we may secure limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time.  However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

There Is No Market For Our Common Stock.

The trading market for our common stock is limited.  Our common stock is trading on Pink Sheets and is not eligible for trading on any national or regional securities exchange or the Nasdaq National Market.  We plan to apply for trading on the OTC Bulletin Board after we register our common stock under Section 12 of the Securities Exchange Act.  A more active trading market for our common stock may never develop, or if such a market develops, it may not be sustained.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We Will Incur Significant Costs As A Result Of Operating As A Public Company. We May Not Have Sufficient Personnel For Our Financial Reporting Responsibilities, Which May Result In The Untimely Close Of Our Books And Record And Delays In The Preparation Of Financial Statements And Related Disclosures.

As a registered public company, we will experience an increase in legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

If we are not able to comply with the requirements of Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC and other regulatory authorities.

ITEM 2. PROPERTIES.

A description of our mining properties is included in Item 1. Description of Business and is incorporated herein by reference.

We also lease office space at 1385 Broadway, New York, under a lease that runs from October 1, 2008 to September 30, 2011 at a rate of $3,060 per month.  Under the lease, we issued the lessor 1,250,000 shares of our common stock valued at $110,160 at the inception of the lease as payment of rent for the entire lease term.

We also lease warehouse space in Melba, Idaho for use in storing mining equipment.  The lease is an oral, month-to-month lease which provides for lease payments of $2,000 per month.

We believe that we have satisfactory title to the properties owned and used in our business, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our business. We believe that our properties are adequate and suitable for us to conduct business in the future.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings at this time.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No maters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2008 and 2009, our Class A Common Stock was traded on the Pink Sheets under the symbol “SFMI”. The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2008 and 2009.

	2008		2009
	High	Low	High	Low
First Quarter	0.15	0.03	0.07	0.02
Second Quarter	0.10	0.04	0.05	0.02
Third Quarter	0.165	0.065	0.03	0.01
Fourth Quarter	0.088	0.04	0.09	0.02

There were 131 shareholders of record of the common stock as of December 31, 2009. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

Our common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2009 or 2008.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2009, we issued securities in the following unregistered transactions:

•

We issued a total of $178,400 in two year notes payable.  Interest accrues on the notes at the rate of 7% per annum, and is payable monthly.  Principal and interest due on the notes is convertible, at the election of the holder, either into (a) Class A Common Stock at the market price on the date of issuance of the note, or (b) gold bars that are 99.999% pure at the daily London fix less a discount of $460 per ounce, provided that the net amount of any amounts which the investor may elect to convert into gold bars may not exceed 30% of our net smelter return in the month.  The conversion prices range from $0.0382 to $0.08 per share.

•

We issued a total of $216,000 in two year notes payable.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.024 to $0.06 per share.

•

We issued 2,045,455 shares of Class A Common Stock upon conversion of $45,000 of convertible notes payable.

•

We issued 5,000,000 shares of Class A Common Stock for additional rent and overhead services valued at $282,750.

•

We issued 13,495,884 for six different parties for services valued at $537,675.

All securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, during the quarter ended December 31, 2009.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2009, we did not purchase any shares of our common stock in reliance on the safe harbor provided by Rule 10b-18 under the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our proposed operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report, including those factors discussed in “Item 1A. Risk Factors.” All prior and subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward Looking Statement made by or on behalf of us.

Overview

On September 14, 2007, Goldcorp acquired an interest in 174.82 acres of land on War Eagle Mountain, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  Goldcorp also owns five placer lease claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 100 acres in total.

On October 11, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence April 1, 2008, but that we may extend the commencement date to July 1, 209, in which event the lease term will be extended by an equal amount of time.  We were not able to commence operations by April 1, 2008, and as a result Goldcorp agreed with us to extend the commencement date of the lease to January 1, 2010.  We currently expect to begin actual operations in December 2009.  Initially, as described below, actual operations will consist of processing tailings left on the mine site from prior mining operations.  Later, after we complete a confirmation program to prove up and locate reserves on our property, and make further capital improvements to the mine site, we plan to begin mining and processing raw ore.

On September 21, 2008, we acquired from Mineral Extraction, Inc. all mineral, mining and access rights to two mining claims on War Eagle Mountain, covering 18.877 total acres, as well as claims for four mill site locations and the Sinker Tunnel location.

Our plan to develop our mining properties into an active mine will take place in three phases.

Start-up Phase

Our initial phase involves completing construction of a mill, and using the mill to process tailings left over from prior mining operations.  We are in negotiations to purchase a parcel of land about half way between Highway 78 and the Sinker Tunnel entrance where we will construct our mill.  We closed on the purchase of this site in December 2009.  We have purchased most of the milling equipment we need, which is currently in storage in Melba, Idaho until we can transport it to the mill site.  As the mill is being constructed, we plan to haul tailings leftover from 5 to 6 prior mill sites on the mountain to the mill site for processing during the winter.  Our testing indicates that there are sufficient quantities of gold and silver remaining in the tailings to justify further processing, as a result of milling techniques used in the 1800’s that failed to extract all of the gold and silver from the ore.  We elected to build the mill on private property that we own, rather than BLM property, because of lower reclamation costs, even though the offsite property will entail higher transportation costs.

We project that the installation and startup of the mill and the working capital to begin transport of ore to the mill for processing will necessitate a further investment of approximately $1.25 million, as follows:

•

The purchase and the preparation of property for mill use will cost about $50,000;

•

The installation and certification of the mill will cost about $260,000;

•

Completing the purchase of small tooling and powering the mill will cost about $150,000;

•

Moving ore to stockpile at the mill will cost about $230,000; and

•

Start up mill salaries until we begin receiving revenues is estimated to be $430,000.

We believe that we located sufficient capital to finance this phase of development.  We currently have commitments for the purchase of $1 million of convertible notes from parties that have previously participated in our convertible note offering.  To provide the remaining funds necessary to complete this phase we have obtained a commitment from a third party for a loan of $500,000 which will be repayable in gold mined from our site at a $460 discount per ounce to the spot price of gold on the date of delivery.  We have also reached an agreement with the seller of our mill site to finance most the purchase price of the site over a ten year period.

We expect to close on the purchase of our mill site in early December 2009, and begin processing tailings that same month.  In advance of the closing, we have made improvements to the road to the mill site, located an office on the property, removed the topsoil from an area of the mill site where our tailings will be disposed of, and drilled a water well.  Once we complete the purchase of the mill site, we will still need to construct a prefabricated building on the mill site to house the equipment, and move the equipment from storage in Melba, Idaho to the mill site.  Because of delays in closing the purchase of the mill site property, we were only able to move a limited amount of tailings to the mill site before the roads became impassable on the mountain.  While we have sufficient tailings to process through the winter, a substantial portion of the costs in our startup phase will be deferred until spring when the roads become passable again.

Confirmation Phase

Our second phase is a confirmation program to prove up and locate reserves on our property. We need to obtain a satisfactory estimate of the remaining reserves on the property and their location in order to justify moving forward with full development of the mine site.  The program will involve building a three dimensional map of War Eagle Mountain showing the precise location of veins, shafts and tunnels.  Through exploratory drilling and core sampling, we hope to obtain as much information as possible about the location, thickness and quality of the vein systems near the main shafts, and later throughout the entire mountain.  The map will be a valuable tool in analyzing the extent of the remaining reserves, mineralization trends, and other pertinent geological and mining information.

We have retained two independent geologists and a surveying firm, Engineering Northwest, Inc., to perform the confirmation phase.  The geologists and surveyors will perform their services under the direction of William Earll, our general manager for our mining operations.

Another aspect of the confirmation phase will involve the development of a plan to use the Sinker Tunnel to mine the interior of the mountain on a year round basis.  The plan will involve accessing and draining the mine shafts on the top of the mountain from the Sinker Tunnel, as well as relocating and collaring old shafts on the mountain.  We estimate that the confirmation phase will take from 14 to 18 months, and will cost approximately $583,000.

Development Phase

The development phase involves transitioning the mine from processing tailings leftover from prior mining activities to extracting and processing raw ore from the mountain.  We believe that full scale mining of raw ore will be profitable.  In particular, historical records of mining on the site, and subsequent reports of the geology of the mountain, indicate that veins containing gold and silver extend much further vertically than could be mined when the site was last mined in the 1880’s.  In addition, historical records indicate that gold and silver exists in the veins in sufficient densities to warrant mining using modern extraction and milling techniques.  The scope of the development phase will depend on the outcome of the Confirmation Phase, which is designed to test the accuracy of our analysis.  Our goal is to develop a drilling program that reaches as many reserves as possible at the lowest cost.  Among the improvements to the mine site that we anticipate making in the development phase are:

•

We plan to connect the mine shafts on the top of the mountain to the Sinker Tunnel in order to provide drainage to the mine shafts;

•

We plan to drill a 48 inch hole from the top to the Sinker Tunnel to create a more economical means to move material off the mountain to our mill site;

•

We plan to extend the North Poorman mine shaft down by 240 feet and then drill a horizontal connector tunnel to the adit at the top of a raise from Sinker Tunnel to create an alternative route to remove material;

•

We plan to improve about four miles of the county road linking State Route 78 with Silver City, 1.8 miles of access road to the Sinker Tunnel Complex from the county road, and about 1.6 miles of access road to the Oro Fino vein outcrop area to permit heavier loads and year round access;

•

We plan to install a transportation system in the Sinker Tunnel (either tire mounted trams, narrow gauge railway, or conveyor system) to move ore out of the Sinker Tunnel for transport to our mill site; and

•

Additional improvements include housing, storage, food preparation facilities, generators for power, etc.

We estimate that the improvements during the development phase will cost about $6 million, and will take 14 to 18 months to complete.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including our success in the commencement of mining operations, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our mining operations.

Results of Operations

Fiscal Years ended December 31, 2009 and 2008

We are in the exploration stage and have generated no revenues in the years ended December 31, 2009 and 2008.

We reported losses from operations during the years ended December 31, 2009 and 2008 of ($3,174,484) and ($3,361,188), respectively.  The decrease in loss in 2009 as compared to 2008 was largely attributable to the following factors:

•

Consulting fees decreased $57,762 from $1,957,911 in 2008 to $1,900,149 in 2009 as a result of lesser use of consultants in connection with our efforts to commence mining operations on War Eagle Mountain.  The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2008	2009

Accounting services	$ 53,903	$ 67,713
Shareholder relations services	206,109	84,500
Computer and IT services	18,250	25,232
Locating and due diligence services on future acquisition opportunities	680,000	238,267
Administrative, office, clerical	106,533	304,863
Work on investor presentations	35,000	-
Installation services for mine equipment	120,000	-
Supervisory and managerial work at mine site	444,805	389,500
Technical consulting	30,000	142,125
Legal services	47,292	22,100
Advice on debt and equity capital raising	285,333	758,034

•

Mill development expenses were $268,124 in 2008 as compared to $165,7040 in 2009;

•

Costs incurred to improve the tunnel, pit and road at our mining site were $286,907 in 2008 as compared to $49,679 in 2009;

•

Salaries and wages increased to $185,167 in 2008 as compared to $156,500 in 2008 as the result of an additional employee.

•

General and administrative expenses increased to $732,249 in 2009 as compared to $676,629 in 2008 as a result of greater costs incurred in 2008 to make our mine ready for active operations, including rent for a shop lease, repairs and maintenance to facilities and vehicle expenses.

We reported net losses during the years ended December 31, 2009 and 2008 of ($3,294,256) and ($3,399,970), respectively.  The decreased loss in 2009 as compared to 2008 was largely attributable to decreased loss from operations offset by increased interest expense resulting from higher interest-bearing debt in 2009 as compared to 2008.  In particular, interest expense increased from $38,782 in 2008 to $119,772 in 2009.

Liquidity and Sources of Capital

Our balance sheet as of December 31, 2009 reflects cash of $602, current assets of $70,101, current liabilities of $2,212,190, and a working capital deficit of ($2,142,089).

We will need substantial capital over the next year.  We project that we will need about $1,250,000 of capital to commence processing tailings at our mine site, about $600,000 to complete a confirmation process, and another $6,000,000 to commence processing raw ore.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance.  In particular, as of December 31, 2009, we had outstanding $2,292,850 in notes payable, of which $1,276,950 is due within one year of that date.  Also, beginning July 1, 2010, we are obligated to make monthly payments of $83,333 to Goldcorp under our lease of its mining interests on War Eagle Mountain.

We currently have oral commitments from investors that have purchased prior convertible notes to purchase an additional $1,000,000 in convertible notes, and a commitment for an additional $500,000 (of which $202,400 has been received to date) from a third party which will have the option of being repaid in shares of common stock or in kind with gold at a $460 discount to the market price of gold at the time of delivery.  These commitments will enable us to finance the startup phase of our business plan, which involves processing mine tailings left from previous mining activity at the site, and will enable us to begin revenue generating activities.  Once we begin generating revenue from operations, we believe that additional capital sources will become available, including investment funds and other investors that we have talked to who want to see us generating revenues before they make an investment.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2009 and 2008, have no revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by Article 8 of Regulation S-X are attached hereto as Exhibit A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2008, there has not been any change in accountants, or any disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure with our auditors.  In January 2009, we retained W.T. Uniack & Co. CPA's P.C. as our independent auditor.  Prior to the retention of W.T. Uniack & Co. CPA's P.C., we had not had an independent auditor since our formation on October 15, 2007.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2009 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9A(T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Listed below are our directors and executive officers.

Name	Age	Present Positions with Company
Pierre Quilliam	72	Chairman and Chief Executive Officer
Allan Breitkreuz	43	Executive Vice President of Finance and Development, Director
Denise Quilliam Christian Quilliam	72 47	Secretary/Director Director

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Pierre Quilliam has served as our chief executive officer and a member of our board since our formation on October 15, 2007.  Prior to that, Mr. Quilliam was a board member and chief financial officer of Dicut, our former corporate parent from 2001 to January 2006, and chairman and chief executive officer of Dicut from January 2006 to October 2007.  In addition to his services as our office and director, Mr. Quilliam has been a director and officer of Goldcorp since November 2003.  From 1975 to 1980, Mr. Quilliam established and operated Outico, Ltd., a reseller of industrial tools and equipment.  From 1980 to the present, Mr. Quilliam has established and managed numerous companies in various capacities, including finance, consulting, accounting and management.

Allan Breitkreuz has served as our vice president and a member of our board since November 1, 2008.  In addition to his services as our officer and director, Mr. Breitkreuz has been a director of Goldcorp since 2005, and its Vice President of Finance and Development since September 9, 2006.  From 2002 to 2008, Mr. Breitkreuz was an officer and director of Warner International Networks and Extend a Pop, which provided dial up internet access. Mr. Breitkreuz majored in commercial and business financial administration at Brock University in Ontario, Canada, but did not receive a degree.

Denise Quilliam has served as a member of our board since October 30, 2007.  On July 1, 2009, Ms. Quilliam became our corporate secretary.  Other than her employment with us, Ms. Quilliam serves as a director of four private Canadian companies involved in real estate and finance, but has otherwise not been employed during the last five years. Ms. Quilliam received a B.S. degree in Teaching from the Ignace Bourget College in Quebec in 1957.

Christian Quilliam has served as our director since August 24, 2009. Mr. Quilliam holds a master’s degree in digital music from McGill University in Montreal and brings extensive experience into the management and development of small cap companies.  Mr. Quilliam presently owns and direct Q-Prompt, Inc., a teleprompting company which services large corporations’ needs during presentations.

Mr. and Ms. Quilliam are married to each other.

Mr. Christian Quilliam is the son of Mr. and Mrs. Quilliam

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

Board of Directors

Our board currently consists of four directors.  During 2009, our board of directors acted by fifteen board consents.   All directors attended every meeting held during the time in which they served as directors.  There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Board Committees

We do not have an audit, nominating or compensation committee.  We intend, however, to establish an audit committee and a compensation committee of our Board of Directors in the future, once we have independent directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditor, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

We do not have an audit committee financial expert on our board because we do not have any independent directors.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which is filed herewith as Exhibit 14.

Section 16(a) Beneficial Ownership Reporting Compliance

We filed a Form 10 Registration Statement on August 17, 2009, and therefore became a reporting company 60 days after that date, or October 16, 2009.  During the period from October 16, 2009 to December 31, 2009, the following officers and directors failed to file the following Forms 3, 4 or 5:

•

Pierre Quilliam, Denise Quilliam, Allan Breitkreuz and Christian Quilliam failed to file Form 3s upon our registration as a reporting company under Section 12 of the Securities Exchange Act of 1934;

•

Christian Quilliam failed to file a Form 4 or 5 reporting the issuance of shares of Class A Common Stock to Q-Prompt, Inc. after the date he became a director.

•

New Vision Financial, Ltd. failed to a file a Form 3 upon our registration as a reporting company under Section 12 of the Securities Exchange Act of 1934.  In addition, New Vision Financial, Ltd. failed to file a Form 4 or 5 reporting increases in its beneficial ownership as a result of its purchases of convertible notes issued by us.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Other $	Total $

Pierre Quilliam, Chairman, CEO and CFO (1)	2009 2008	$ 125,000$ 125,000	$ -- $ --	$ 17,500 (3) $ 46,299 (2)	$ 142,500 $ 156,250

Denise Quilliam, Secretary (4)	2009 2008	$ 42,000 $ -	$ -- $ --	$ -- $ --	$ 42,000 $ -

(1) Mr. Quilliam’s compensation is based upon an employment agreement dated October 15, 2007, which provides for a base salary of $125,000 per year.

(2)

Mr. Quilliam received other compensation of $31,250 in 2008 as a result of payments we made to settle a tax debt incurred in connection with his role as an officer of Dicut, our former corporate parent.  Mr. Quilliam also received other compensation of $15,049 in 2008 as a result of car lease payments made on Mr. Quilliam’s behalf under his employment agreement.

(3)

Mr. Quilliam received other compensation of $17,500 in 2009 as a result of payments we made to settle a tax debt incurred in connection with his role as an officer of Dicut, our former corporate parent.

(4)

Ms. Quilliam’s compensation is based upon an employment agreement dated July 1, 2009, which provides for a base salary of $84,000 per year.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year, other than as described above.  We did not make any award to any named executive officer under any long-term incentive plan in the last fiscal year.  We did not reprice any options or stock appreciation rights during the last fiscal year.

Employment Agreements

We entered into an employment agreement with Mr. Quilliam on October 15, 2007, which provides as follows:

•

Mr. Quilliam serves as our chief executive officer and our chief financial officer.

•

That Mr. Quilliam is entitled to a base salary of $125,000 per year, plus a bonus of $98,958 in 2007;

•

The term of the agreement is one year, two and a half  months (or until December 31, 2008), but automatically renews for successive terms equal to the initial term unless it is terminated at least thirty days before any expiration date;

•

Mr. Quilliam is entitled to health, dental, long term disability and life insurance, to the extent provided to all of our employees pursuant to such plans and programs that we may adopt from time to time, and the use of two rental cars, the combined cost of which shall not exceed $2,000 per month; and

•

Mr. Quilliam’s employment is subject to standard provisions requiring that he maintain the confidentiality of our information, and prohibiting his competition with us or soliciting our employees during and after the termination of their employment with us.

We entered into an employment agreement with Denise Quilliam dated July 1, 2009.  The terms are identical to our employment agreement with Mr. Quilliam, except that her base salary is $84,000, her title is Secretary, and her original term is for one year and six months (or until December 31, 2010).

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Allan Breitkreuz	-	-	-	-	-	-	-
Christian Quilliam*	-	-	-	-	-	-	$25,232

*Christian Quilliam’s compensation consists of 773,448 shares valued at $25,232 that were issued to Q-Prompt, Inc., a company owned by him, for computer and information technology services.

We do not have any policy regarding the compensation of directors and have paid no compensation for director services in the last two years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of December 31, 2009, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

	Class A Shares		Class B Shares
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
New Vision Financial, Ltd. (2) Akara Bldg 24 De Castro Street Wickhams Cay British Virgin Islands	16,849,599	8.9%	-	0.0%

Denise Quilliam (3) 5709 Manatee Avenue West Bradenton, Florida 34209	1,737,946	1.0%	1,737,946	81.3%

Christian Quilliam (4) 5356 Vail Ct. Mississauga, Ontario Canada L5M 6G9	1,087,681	1.7%	-	0.0%

Pierre Quilliam (3) 5709 Manatee Avenue West Bradenton, Florida 34209	120,250	0.0%	19,500	0.9%

Allan Breitkreuz 1613 2nd Ave., RR#3 St-Catharines, Ontario Canada L2R 6P9	-	0.0%	-	0.0%

All Officers and Directors as a Group	1,858,196	1.2%	1,757,446	82.2%

(1) Based upon 149,289,236 shares of Class A Common Stock issued and outstanding as of September 30, 2009, and 2,137,446 shares of Class B Common Stock issued and outstanding as of September 30, 2009.

(2)  New Vision Financial, Ltd.’s shares include 52,632 shares of Class A Common Stock owned outright, as well as 16,796,967 shares of Class A Common Stock which it has the present right to acquire under notes which are convertible into common stock at its election.  The notes have an aggregate principal amount of $829,350, and are convertible at various prices based on the market value of the Class A Common Stock on the date of issuance.

(3)  All reported shares are owned outright.

(4) All shares are owned by Q-Prompt, Inc., a corporation owned by Mr. Quilliam.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	--

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 11, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must commence July 1, 2010.

On September 21, 2008, we acquired from Mineral Extraction, Inc. the Sinker Tunnel location and other assets.  The Sinker Tunnel is burdened by a royalty obligation originally granted by Mineral Extraction, Inc. to Laoshan Group, LLC under agreement dated July 14, 2006.  On July 27, 2007, Bisell Investments, Inc. (“Bisell”) and New Vision Financial, Ltd. (“New Vision”) acquired Laoshan Group, LLC’s royalty rights in the Sinker Tunnel in consideration for 400,000 shares each of our common stock owned by Bisell and New Vision.  Under the royalty, we are obligated to pay Bisell and New Vision a total of 15% of the net smelter return or net refinery return of any ore which originates, terminates or was gained access through the Sinker Tunnel or the grounds of the Sinker Tunnel complex.

As of December 31, 2008 and December 31, 2009, Goldcorp owed us $20,128 and $69,499, respectively, for sums we had advanced to Goldcorp.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Goldcorp.  Mr. Breitkreuz, who is and officer and director of us, is also an officer and director of Goldcorp.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at December 31, 2008 and December 31, 2009 was $171,037 and $102,660, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to our reorganization in 2007 and our entry into the mining business in Idaho.

During 2008 we issued 251,051 of Class A Common Stock to Q-Prompt, Inc. for computer services valued at $18,250 in various transactions.  During 2009 we issued 773,448 of Class A Common Stock to Q-Prompt, Inc. for computer services valued at $25,232.  Q-Prompt, Inc. is owned by the son of Mr. and Ms. Quilliam. At the time of the issuances to Q-Prompt, Inc., Mr. and Ms. Quilliam were two of our directors.

On November 11, 2008, we issued 40,981 shares of Class A Common Stock to Pascale Tutt for promotional merchandise valued at $3,074.  Ms. Tutt is the daughter of Mr. and Ms. Quilliam.

On January 15, 2008, we issued 87,500 shares of Class A Common Stock to Pierre Quilliam for an expense reimbursement totaling $11,375, or $0.13 per share.

As of December 31, 2008, Allan Breitkreuz, an officer and director of us, owed us $120,900.  The amount is non-interest bearing, unsecured demand loan.  The loan was repaid in full during the quarter ending September 30, 2009.

In 2008 and 2009, we had paid $31,250 and $17,500 in taxes owed by Mr. Quilliam, which were incurred in connection with his role as officer of Dicut, our former corporate parent.  In 2008, we issued 3,500,000 shares of Class A Common Stock to HEM Mutual Assurance, LLC to settle a legal claim against us and Mr. Quilliam arising out its prior investment in Dicut, our former parent.

From 2007 to 2009, we have issued various notes to investors to raise capital.  The notes have a term of two years, bear interest at 7% per annum payable monthly, and are convertible into Class A Common Stock at the market price on the date of issuance of the note.  Erna Breitkreuz, the mother of Allan Breitkreuz, has purchased $154,000 of convertible notes in the offering.  Sherrie Breitkreuz, the sister of Allan Breitkreuz, has purchased $13,000 of convertible notes in the offering.

Pierre Quilliam is a considered a promoter of our entry into the mining business in Idaho.  Mr. Quilliam has not personally received anything of value from us in connection with acting as a promoter except an employment agreement (See Item 6. Executive Compensation).  In addition to his employment agreement with us, Mr. Quilliam will benefit indirectly from our entry into the mining business because it will give us the ability to repay amounts that we owe Mr. Quilliam for expenses he has advanced on our behalf.

Mr. Quilliam will also benefit indirectly by virtue of his employment with, and ownership interest in, Goldcorp.  In connection with our entry into the mining business, we entered into a lease agreement with Goldcorp, under which we are obligated to pay Goldcorp lease payments of $1,000,000 per year payable on a monthly basis, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from land.  Mr. Quilliam owns 34.4% of the outstanding common stock of Goldcorp. Mr. Quilliam has an employment agreement with Goldcorp that entitles him to a base salary of $125,000 per year.  In addition, in 2007 Goldcorp agreed to pay Mr. Quilliam a bonus of $625,000 as a result of his efforts to close the purchase of Goldcorp’s property on War Eagle Mountain, and to reimburse him $345,163 in travel, entertainment and legal costs that he incurred in connection Goldcorp’s purchase of the property on War Eagle Mountain. Mr. Quilliam has loans outstanding to Goldcorp with a principal balance of $72,052.  Goldcorp has not actually paid Mr. Quilliam’s salary, bonus or expense reimbursement yet.  Presently, Goldcorp’s only source of revenue is payments under the lease with us, and therefore Mr. Quilliam ability to receive payment from Goldcorp is dependent on our ability to make lease payments to Goldcorp.

Mr. Quilliam will also benefit to the extent we use the Sinker Tunnel to mine ore, because Bisell is entitled to a royalty on all ore mined using the Sinker Tunnel.   Specifically, Bisell owns 50% of a royalty under which we are obligated to pay 15% of the net smelter return or net refinery return of any ore which originates, terminates or was gained access through the Sinker Tunnel or the grounds of the Sinker Tunnel complex.  Bisell acquired its royalty rights in the Sinker Tunnel from Laoshan Group, LLC under and agreement dated July 27, 2007 in consideration for 400,000 shares each of our common stock owned by Bisell.

Goldcorp acquired its mining rights on War Eagle Mountain shortly before it leased those rights to us in October 2007.  Goldcorp acquired those rights by issuing 45,000,000 of its common shares each to Bisell and New Vision.  Mr. Quilliam controls Bisell.  Shortly before Goldcorp acquired the mining rights from Bisell and New Vision, Bisell and New Vision acquired the mining rights from an unrelated third party by conveying the unrelated party 7,500,000 shares of Goldcorp common stock that each owned Goldcorp at the time.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2009 and 2008, we have retained W.T. Uniack & Co. CPA's P.C. ("Uniack") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements for 2008 and 2009 was $15,000 and $20,000, respectively.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2009 and 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2009 and 2008 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

List the following documents filed as a part of the report:

(1)

All financial statements:  Audited financial statements of Goldcorp Holdings Co. as of December 31, 2008 and 2009, and for the years ended December 31, 2008 and 2009, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

(3)

Those exhibits required by Item 601 of Regulation S-K (Section 229.601 of this chapter) and by paragraph (b) below.  Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

Exhibit Number	Description of Exhibits
2.1

Agreement and Plan of Merger by and among Dicut Holdings, Inc., Silver Falcon Mining, Inc. and Dicut KLM, Inc. dated October 12, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)

3.1	Certificate of Incorporation of Silver Falcon Mining, Inc., a Delaware corporation, dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.2	Certificate of Amendment of Certificate of Incorporation dated October 15, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.3	By-Laws (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.1	Form of Class A Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)

4.2	Form of Convertible Promissory Note (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.3	Form of Convertible Promissory Note (incorporated by reference to the Form 10-Q for the period ending September 30, 2009)
10.1	Employment Agreement of Pierre Quilliam (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
10.2	Employment Agreement of Denise Quilliam (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
10.3	Lease Agreement between Goldcorp Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
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

10.6	Form of Consulting Contract (incorporated by reference to the Form 10/A Registration Statement filed November 3, 2009)
10.7	Real Estate Purchase and Sale Agreement dated November 30, 2010 (incorporated by reference to the Form 8-K filed January 27, 2010)
10.8	Promissory Note payable to Joyce Livestock Company Limited (incorporated by reference to the Form 8-K filed January 27, 2010)
10.9

Deed of Trust by and among Silver Falcon Mining, Inc., as Borrower, Pioneer Title Company, as Trustee, and Joyce Livestock Company Limited Partnership, as Lender (incorporated by reference to the Form 8-K filed January 27, 2010)

14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21*	Subsidiaries of Registrant
23*	Consent of W.T. Uniack & Co. CPA's P.C.

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLDCORP HOLDINGS CO.
Dated: March 30, 2010	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer

Dated: March 30, 2010	/s/ Allan Breitkreuz
Allan Breitkreuz, Director and Vice President of Finance

Dated: March 30, 2010	/s/ Denise Quilliam
Denise Quilliam, Director and Secretary

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2009

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

PAGE
Audit Report of Independent Certified Public Accountants	F-3
Balance Sheets as of December 31, 2009 and 2008	F-4
Statements of Operations for the years ended December 31, 2009 and 2008, and the cumulative period from October 15, 2007 (inception) to December 31, 2009	F-5
Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008	F-6
Statements of Cash Flows for the years ended December 31, 2009 and 2008, and the cumulative period from October 15, 2007 (inception) to December 31, 2009	F-7
Notes to Financial Statements for the years ended December 31, 2009 and 2008	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Silver Falcon Mining, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Silver Falcon Mining, Inc. (the “Company”) (An Exploration Stage Company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008, and the period from October 15, 2007 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2009 and 2008, and the period from October 15, 2007 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 12 of the notes to the accompanying financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company does not currently have any revenue is dependent on the deferral of salaries and loans from management and a shareholder to pay operating expenses.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Alpharetta, Georgia

March 29, 2009

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2009 and 2008

ASSETS	2009	2008
Cash and cash equivalents	$ 602	$ -
Due from related party (see Note 9)	69,499	141,028
Total current assets	70,101	141,028

Prepaid expenses (see Note 6)	331,083	441,042
Mill Equipment, net of accumulated depreciation of $143,046 and $15,1170 (see Note 5)	629,814	616,877
Mining Properties (see Note 4)	865,756	376,923

Total Assets	$ 1,896,754	$ 1,575,870

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 366,307	$ 560,739
Accrued interest	49,273	16,704
Accrued compensation	417,000	250,000
Notes payable – current (see Note 7)	1,276,950	28,000
Director’s loan	102,660	171,037
Total current liabilities	2,414,690	1,026,480

Notes payable (see Note 7)	1,015,900	1,256,450
Total liabilities	3,228,090	2,282,930

Stockholders' equity:
Class A Common Stock, 500,000,000 shares authorized, 169,830,575 and 97,843,962 shares issued and outstanding at December 31, 2008 and 2007, respectively	16,983	9,784
Class B Common stock, par value $0.0001, 12,500,000 shares authorized, 2,137,446 shares issued and outstanding at December 31, 2008 and 2007	214	214
Additional paid in capital	6,628,130	3,965,349
Accumulated deficit	(7,976,663)	(4,682,407)
Total stockholders' deficit	(1,331,336)	(707,060)

Total Liabilities and Stockholders' Deficit	$ 1,896,754	$ 1,575,870

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2009

	2009	2008	Cumulative from Inception

Revenue	$ -	$ -	$ -

Expenses

Consulting fees	$ 1,900,149	$ 1,957,911	$ 4,640,518
Mill development expense	165,704	268,124	433,828
Tunnel, road, pit development	49,679	286,907	336,586
Salaries and wages	185,167	156,500	466,667
Depreciation expense	141,536	15,117	156,653
General and administrative	732,249	676,629	1,783,555
	3,174,484	3,361,188	7,817,807

Loss from operations	(3,174,484)	(3,361,188)	(7,817,807)

Interest expense	(119,772)	(38,782)	(158,856)

Net Loss	$ (3,294,256)	$ (3,399,970)	$ (7,976,663)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.04)	(0.06)

Weighted average number of common shares outstanding – basic and diluted	172,345,306	82,210,308	133,557,215

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	COMMON STOCK		COMMON STOCK		ADDITIONAL
	SERIES A		SERIES B		PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2007	48,271,745	$ 4,827	2,137,446	$ 214	656,418	$ (1,282,437)	$ (620,978)

Issuance of common stock for services	33,780,847	3,378		-	2,356,853		2,360,230
Issuance of common stock for rent	1,250,000	125		-	110,035		110,160
Issuance of common stock for settlement	3,500,000	350			81,350		81,700
Issuance of common stock for expenses	87,500	9			11,366		11,375
Issuance of common stock for notes payable conversions	7,107,716	711		-	372,789		373,500
Issuance of common stock for purchase of mining properties	3,846,154	385		-	376,538		376,923
Net loss						(3,399,970)	(3,399,970)

Balance as of December 31, 2008	97,843,962	$ 9,784	2,137,446	$ 214	$ 3,965,349	$ (4,682,407)	$ (707,060)

Issuance of common stock for services	56,786,923	5,679			1,968,417		1,974,096
Issuance of common stock for rent	5,000,000	500			282,250		282,750
Issuance of common stock for road access	435,000	44			13,006		355,085
Issuance of common stock for acquisition	7,719,235	772			354,313		355,085
Issuance of common stock for notes payable conversion	2,045,455	205			44,795		45,000
Net loss						(3,294,256)	3,294,256

Balance as of December 31, 2009	169,830,575	$ 16,983	2,137,446	$ 214	$ 6,628,130	$ (7,976,663)	$ (1,331,336)

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2009

	2009	2008	Cumulative from Inception

Cash flows from operating activities

Net Loss	$ (3,294,256)	$ (3,399,970)	$ (7,976,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	1,974,096	2,453,306	5,088,860
Issuance of common stock for road access	13,050	-	13,050
Issuance of common stock for rent	282,750	110,160	392,910
Increase (decrease) in operating assets and liabilities:
Depreciation	141,536	15,117	156,653
Prepaid expenses	109,959	(441,042)	(331,083)
Due from related party	71,529	(141,028)	(69,499)
Other assets	5,000	-	5,000
Accounts payable and accrued expenses	115,873	427,810	676,612
Accrued interest	32,569	16,402	49,273
Accrued payroll and payroll liabilities	167,000	125,000	417,000
Net cash used in operating activities	(380,895)	(834,247)	(1,577,887)

Cash flows from investing activities

Purchase of equipment	(154,473)	(631,994)	(786,467)
Purchase of mining property	(488,833)	-	(488,833)
Cash acquired in acquisition	39,780	-	39,780
Net cash used in investing activities	(603,526)	(631,994)	(1,235,520)

Cash flows from financing activities

Proceeds from note payable	1,053,400	1,629,950	2,711,349
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	(68,377)	(167,076)	(235,453)
Net cash provided by financing activities	985,023	1,462,874	2,814,009

Net increase in cash	602	(3,367)	602

Cash - beginning of year	-	3,367	-

Cash - end of year	$ 602	$ -	$ 602

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2009

(continued)

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for notes payable conversion	45,000	373,500	418,500
Shares issued for acquisition	355,085	-	-
Shares issued for purchase mining properties	-	376,923	376,923

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Silver Falcon Mining, Inc. (the “Company,” “we” or “us”) was formed in the State of Delaware on October 11th, 2007.  On October 15, 2007, we completed a holding company reorganization with Dicut, Inc. (“Dicut”) pursuant to Section 251(g) of the Delaware General Corporation Law.  Dicut previously operated in the information technology business, but ceased operations in 2005.

On October 11, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence April 1, 2008, but we extended the commencement date to July 1, 2010, in which event the lease term will be extended by an equal amount of time.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward prices for the estimated month of settlement.  Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.  Revenue is recognized, net of treatment and refining charges, from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. Concentrate sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices for the estimated month of settlement. For changes in metal quantities upon receipt of new information and assay, the provisional sales quantities are adjusted as well. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date initially recorded and the date of final settlement. If a significant decline in metal prices occurs between the provisional pricing date and the final settlement-date, it is reasonably possible that we could be required to return a portion of the sales proceeds received based on the provisional invoice.

Our sales based on a provisional sales price contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward London Metal Exchange price at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Investments

Management determines the appropriate classification of our investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in incorporated entities in which our ownership is greater than 20% and less than 50%, or which we do not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in long-term assets.  We account for our equity security investments as available for sale securities in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We periodically evaluate whether declines in fair values of our investments below our carrying value are other-than-temporary in accordance with FSP FAS 115 No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” Our policy is to generally treat a decline in the investment’s quoted market value that has lasted continuously for more than six months as an other-than-temporary decline in value.  We also monitor our investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and our ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below our carrying value deemed to be other-than-temporary are charged to earnings.

We account for our investments in auction rate securities in accordance with FAS No. 115. Specifically, when the underlying security of an auction rate security has a stated or contractual maturity date in excess of 90 days, regardless of the frequency of the interest rate reset date, the security is classified as an available-for-sale marketable debt security.

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

Impairment of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any.  An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.  Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Reclamation and Remediation Costs (Asset Retirement Obligations)

At our operating properties, we accrue costs associated with environmental remediation obligations in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

At our non-operating properties, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Estimates for reclamation and other closure costs are prepared in accordance with SFAS No. 5 “Accounting for Contingencies,” or Statement of Position 96-1 “Environmental Remediation Liabilities.” Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss).  Accruals for closure costs, reclamation and environmental matters for operating and nonoperating properties totaled $0 million at December 31, 2008.

Goodwill

We evaluate, on at least an annual basis during the fourth quarter, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, we compare the estimated fair value of our reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, we compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. Our fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Stock Based Compensation

We have issued and may issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction

Use of Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Consolidated Financial Statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Basic and Diluted Per Common Share

Under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic  earnings  per common  share is computed by dividing income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because we have incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive.

Significant Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165 “Subsequent Events” (“FAS 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. We adopted the provisions of FAS 165 for the interim period ended September 30, 2009. The adoption of FAS 165 had no impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  We do not expect the adoption of FSP FAS 157-4 will have no material impact on our financial condition or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on our results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  We adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on our results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  We do not expect the adoption of FSP FAS 132(R)-1 will not have a material impact on our financial condition or results of operations.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, we anticipate the changes will not have a significant impact on our financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of SFAS No. 161 has no effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for our fiscal year beginning January 1, 2009 and is to be applied prospectively. This statement will impact how we account for future business combinations.

NOTE 3 – LEASE OF MINING PROPERTIES

On October 11, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  The mineral rights consist of 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres, plus an additional 44 lease claims obtained from the U.S. Bureau of Land Management. Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence April 1, 2008, but we extended the commencement date to July 1, 2010, in which event the lease term will be extended by an equal amount of time.

NOTE 4 – PURCHASE OF MINING PROPERTY

On September 21, 2008, we acquired from Mineral Extraction, Inc. all mineral, mining and access rights to two mining claims on War Eagle Mountain, covering 18.877 total acres, as well as claims for four mill site locations and the Sinker Tunnel location.  The purchase price was 3,846,154 shares of our Class A Common Stock, valued at $376,923, which was the market price of the Class A Common Stock on the date of the acquisition.

On December 3, 2009, we acquired twenty acres of land in Owhyee County, Idaho.  The purchase price for the land was $250,000, of which $25,000 was paid at closing and the remaining $225,000 was paid by the execution of a promissory note payable to the seller in the amount of $225,000.  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  A late charge of five percent is due on any annual installment which is not paid by its due date.  The note is secured by a deed of trust lien on the property that was purchased.  In addition to the property, the purchase included a fifty foot wide access easement over the seller’s property, over which we are responsible for constructing and maintaining a roadway to access the property.  We are currently constructing a mill on the site to process ore derived from our mining properties nearby.

NOTE 5 – ACQUISITION OF DEEP ROCK, INC.

On January 23, 2009 we issued 7,719,235 shares of Class A Common Stock valued at $355,085 to purchase 100% of the outstanding common stock of Deep Rock, Inc., an Idaho Corporation.

NOTE 6 – MILL EQUIPMENT

During 2009 we purchased equipment to be used on our mining properties totaling $154,473.  The following table summarizes our equipment as of December 31, 2009.

Mill equipment	$ 786,467
Accumulated depreciation	(156,653)
$ 629,814

NOTE 7 – PREPAID EXPENSES

On October 1, 2008, we entered into a Commercial Lease Agreement, under which we leased office space in New York, New York.  Under the Commercial Lease Agreement, we issued the lessor 1,250,000 shares of our Class A Common Stock at the inception of the lease in full payment of lease payments under the lease totaling $110,160.  We capitalized the lease payment as a prepaid expense, and are amortizing the amount on a monthly basis over the life of the lease.

In 2008, we issued 5,750,000 shares of our Class A Common Stock for consulting contracts with terms of 24 to 36 months.  The shares were valued at $404,840.  In 2009, we issued 10,000,000 of Class A Common Stock for consulting contracts with terms of 12 to 48 months totaling $454,500.  We capitalized these consulting fee payments as a prepaid expense, and amortize the amounts over the lives the consulting agreements.

NOTE 8 – NOTES PAYABLE

In 2008 and 2009, we issued two-year promissory notes with an aggregate principal amount of $1,629,950 and 635,000, respectively, to various investors.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0195 to $0.12 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from January 2, 2010 to December 30, 2011.

In 2009, we issued $202,400 of convertible notes to an investor.  The notes have a term of two years, and accrue interest at 7% per annum payable monthly.  Principal and interest due on the notes is convertible, at the election of the holder, either into (a) Class A Common Stock at the market price on the date of issuance of the note, or (b) gold bars that are 99.999% pure at the daily London fix less a discount of $460 per ounce, provided that the net amount of any amounts which the investor may elect to convert into gold bars may not exceed 30% of our net smelter return in the month.  The conversion prices range from $0.01 to $0.08 per share.  The notes mature at various dates ranging from August 11, 2011 to December 28, 2011.

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  (See Note 4 – Purchase of Mining Property).  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.

The maturities of notes payable are as follows:

2010	$ 1,276,950
2011	1,015,900
Total	2,290,350

Less current maturities	(1,276,950)
Long term debt	$ 1,015,900

During 2008, we issued 7,107,716 shares of our common stock upon conversion of notes payable with an aggregate principal amount of $373,500.

During 2009, we issued 2,045,455 shares of our common stock upon conversion of notes payable with an aggregate principal amount of $45,000.

On December 31, 2009 and 2008, the outstanding principal balance on the two-year promissory notes was $2,067,850 and $1,284,450, respectively.

At December 31, 2009, an aggregate of 51,433,243 shares of Class A Common Stock were issuable upon conversion of the notes.

NOTE 9 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Tax benefit computed at the maximum federal statutory rate	(35.0)%	(35.0)%

State tax rate, net of federal tax benefit	(3.9)	(3.9)

Increase in valuation allowance	38.9	38.9

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

We have recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2009	December 31, 2008

Deferred tax assets	$3,102,922	$1,821,456

Less valuation allowance	(3,102,922)	(1,821,456)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as we have had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2009, we had net operating loss carryforwards of approximately $7,976,663 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2029. The utilization of the net operating loss carryforwards is dependent upon our ability to generate sufficient taxable income during the carryforward period.

NOTE 10 - RELATED PARTY TRANSACTIONS

On October 11, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must commence July 1, 2010.

On September 21, 2008, we acquired from Mineral Extraction, Inc. the Sinker Tunnel location and other assets.  (See Note 4 – Purchase of Mining Property).  The Sinker Tunnel is burdened by a royalty obligation originally granted by Mineral Extraction, Inc. to Laoshan Group, LLC under agreement dated July 14, 2006.  On July 27, 2007, Bisell Investments, Inc. (“Bisell”) and New Vision Financial, Ltd. (“New Vision”) acquired Laoshan, Group, LLC’s royalty rights in the Sinker Tunnel in consideration for 400,000 shares each of our common stock owned by Bisell and New Vision.  Under the royalty, we are obligated to pay Bisell and New Vision a total of 15% of the net smelter return or net refinery return of any ore which originates, terminates or was gained access through the Sinker Tunnel or the grounds of the Sinker Tunnel complex.

As of December 31, 2008 and December 31, 2009, Goldcorp owed us $20,128 and $69,499, respectively, for sums we had advanced to Goldcorp.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Goldcorp.  Mr. Breitkreuz, who is and officer and director of us, is also an officer and director of Goldcorp.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at December 31, 2008 and December 31, 2009 was $171,037 and $102,660, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to our reorganization in 2007 and our entry into the mining business in Idaho.

During 2008 we issued 251,051 of Class A Common Stock to Q-Prompt, Inc. for computer services valued at $18,250 in various transactions.  During 2009 we issued 773,448 of Class A Common Stock to Q-Prompt, Inc. for computer services valued at $25,232.  Q-Prompt, Inc. is owned by the son of Mr. and Ms. Quilliam. At the time of the issuances to Q-Prompt, Inc., Mr. and Ms. Quilliam were two of our directors.

On November 11, 2008, we issued 40,981 shares of Class A Common Stock to Pascale Tutt for promotional merchandise valued at $3,074.  Ms. Tutt is the daughter of Mr. and Ms. Quilliam.

On January 15, 2008, we issued 87,500 shares of Class A Common Stock to Pierre Quilliam for an expense reimbursement totaling $11,375, or $0.13 per share.

As of December 31, 2008, Allan Breitkreuz, an officer and director of us, owed us $120,900.  The amount is non-interest bearing, unsecured demand loan.  The loan was repaid in full during the quarter ending September 30, 2009 by offsetting it against expense incurred by Mr. Brietkreuz.

In 2008 and 2009, we had paid $31,250 and $17,500 in taxes owed by Mr. Quilliam, which were incurred in connection with his role as officer of Dicut, our former corporate parent.  In 2008, we issued 3,500,000 shares of Class A Common Stock to HEM Mutual Assurance, LLC to settle a legal claim against us and Mr. Quilliam arising out its prior investment in Dicut, our former parent.

From 2007 to 2009, we have issued various notes to investors to raise capital.  The notes have a term of two years, bear interest at 7% per annum payable monthly, and are convertible into Class A Common Stock at the market price on the date of issuance of the note.  Erna Breitkreuz, the mother of Allan Breitkreuz, has purchased $154,000 of convertible notes in the offering.  Sherrie Breitkreuz, the sister of Allan Breitkreuz, has purchased $13,000 of convertible notes in the offering.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On September 15, 2007, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay a base salary of Mr. Quilliam $125,000 per year, and a bonus of $98,958 in 2007.

On October 11, 2007, we entered into a lease agreement with Goldcorp, under which we leased its mineral rights on War Eagle Mountain.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence April 1, 2008.  We extended the commencement date to July 1, 2010, in which event the lease term will be extended by an equal amount of time.

NOTE 12 - CAPITAL STOCK

We are authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 12,500,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of December 31, 2008, there were 97,843,962 and 2,137,446 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.  As of December 31, 2009, there were 169,830,575 and 2,137,446 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

2009 Transactions:  During the year ended December 31, 2009, we issued shares of Common Stock in the following transactions:

•

7,719,235 shares of Class A Common Stock were issued to purchase Deep Rock, Inc. valued at $355,085.

•

2,045,455 shares of Class A Common Stock were issued upon conversion of notes payable with an aggregate principal amount of $45,000.

•

56,486,923 shares of Class A Common Stock to various vendors for consulting services valued at $1,959,095, of which $90,875 was classified as a prepaid expense as of December 31, 2009.

•

435,000 shares of Class A Common Stock valued at $13,050 were issued to a neighboring landowner relating to the use of an easement across his property.

•

5,000,000 shares of Class A Common Stock valued at $282,750 were issued in payment of general and administrative expenses.

2008 Transactions:  During the year ended December 31, 2008, we issued shares of Common Stock in the following transactions:

•

33,780,847 shares of Class A Common Stock were issued to various vendors for consulting services valued at $2,340,231, of which $346,182 was classified as prepaid expense as of December 31, 2008.

•

1,250,000 shares of Class A Common Stock were issued for prepaid office rent valued at $110,160.

•

7,107,716 shares of Class A Common Stock were issued upon conversion of notes payable with an aggregate principal amount of $373,500.

•

3,846,154 shares of Class A Common Stock were issued to purchase property valued at $376,923.

•

87,500 shares of Class A Common Stock were issued for expense reimbursements totaling $11,375.

•

3,500,000 shares of Class A Common Stock were issued to HEM Mutual Assurance, LLC to settle a potential legal claim arising out of its investment in Dicut, our former corporate parent.  The shares were valued at $81,700, which was the market price on the date of the issuance.

NOTE 13 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we have incurred net losses of ($3,294,256) and ($3,399,970) for the years ended December 31, 2009 and 2008, respectively.  We have remained in business primarily through the deferral of salaries by management, loans from our chief executive officer, and loans from a significant shareholder.  We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 14 – SUBSEQUENT EVENTS (UNAUDITED)

During January 2010, we issued 3,192,919 shares of Class A Common Stock to two vendors for consulting services valued at $81,849.