Form 10-K/A
period 2009-12-31
Silver Falcon Mining, Inc.
filed 2010-04-07
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21**	Subsidiaries of Registrant
23**	Consent of W.T. Uniack & Co. CPA's P.C.

31*	Amended Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Amended Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Previously filed on Form 10-K on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLDCORP HOLDINGS CO.
Dated: April 07, 2010	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer

Dated: April 07, 2010	/s/ Allan Breitkreuz
Allan Breitkreuz, Director and Vice President of Finance

Dated: April 07, 2010	/s/ Denise Quilliam
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

March 29, 2010

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