Form 10-Q
period 2010-03-31
Silver Falcon Mining, Inc.
filed 2010-05-17
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   210,939,104 and 3,884,321 shares of Class A Common Stock and Class B Common Stock, respectively, as of April 23, 2010.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

24

Item 4.  Controls and Procedures.

24

PART II.  OTHER INFORMATION.

24

Item 1.  Legal Proceedings.

24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

24

Item 3.  Defaults upon Senior Securities.

25

Item 4. Submission of Matters to a Vote of Security Holders.

25

Item 5.  Other Information.

25

Item 6.  Exhibits.

25

SIGNATURES

25

EXHIBIT INDEX

26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2010 AND DECEMBER 31, 2009

	MARCH 31, 2010	DECEMBER 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ -	$ 602
Due from related party (see Note 6)	76,499	69,499
Total current assets	76,499	70,101

Mill equipment, net of accumulated depreciation of 207,159 and 156,653, respectively (see Note 4)	757,385	629,814
Mining property	1,118,738	865,756
Prepaid expenses (see Note 5)	187,771	331,083
Total Assets	$ 2,140,393	$ 1,896,754

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 286,121	$ 366,307
Accrued interest	56,106	49,273
Notes payable - current portion (see Note 3)	1,220,450	1,276,950
Director's Loan	78,220	102,660
Accrued compensation	469,250	417,000
Total current liabilities	2,110,147	2,212,190

Notes payable (see Note 3)	1,281,770	1,015,900

Total liabilities	3,391,917	3,228,090

STOCKHOLDERS' DEFICIT
Common stock, class A, par value $0.0001, 500,000,000 shares authorized, 202,565,218 and 169,830,575, issued and outstanding, respectively	20,256	16,983
Common stock, class B, par value $0.0001, 12,500,000 shares authorized, 3,884,321 and 2,137,446 issued and outstanding, respectively	389	214
Additional paid in capital	8,296,007	6,628,130
Accumulated deficit	(9,568,176)	(7,976,663)
	(1,251,524)	(1,331,336)
Total liabilities and stockholders' deficit	$ 2,140,393	$ 1,896,754

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2010

(UNAUDITED)

	2010	2009	Cumulative from Inception

Revenue	$ -	$ -	$ -

Expenses
Consulting fees	1,220,121	523,211	5,860,639
Mill development expense	-	-	433,828
Tunnel, road and pit development	-	-	336,586
Salaries and wages	96,330	36,250	562,997
Depreciation expense	50,506	37,713	207,159
General and administrative	183,833	74,627	1,967,388
	1,550,790	671,801	9,368,597

Loss from operations	(1,550,790)	(671,801)	(9,368,597)

Interest expense	(40,723)	(23,227)	(199,579)

Net Loss	$ (1,591,513)	$ (695,028)	(9,568,176)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.04)

Weighted average number of common shares outstanding – basic and diluted

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2010

(UNAUDITED)

	2010	2009	Cumulative from Inception
Cash flows from operating activities

Net Loss	$ (1,591,513)	$ (695,028)	$ (9,568,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	1,249,882	409,219	6,338,742
Issuance of common stock for rent	110,720	-	503,630
Issuance of common stock for road access	-	-	13,050
Increase (decrease) in operating assets and liabilities:
Depreciation	50,506	37,713	207,159
Due from related party	(7,000)	118,700	(76,499)
Prepaid expenses	143,312	132,196	(187,771)
Other assets	-	(14,555)	5,000
Accounts payable and accrued expenses	(80,186)	(82,330)	596,426
Accrued interest	16,203	7,363	65,476
Accrued payroll and payroll liabilities	52,250	31,250	469,250

Net cash used in operating activities	(55,826)	(55,472)	(1,633,713)

Cash flows from investing activities

Purchase of equipment	(178,077)	(62,207)	(964,544)
Purchase of mining property	(47,259)	-	(536,092)
Cash acquired in acquisition	-	39,780	39,780
Net cash used in investing activities	(225,336)	(22,427)	(1,460,856)

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2010

(UNAUDITED)

(continued)

Cash flows from financing activities

Proceeds from notes payable	272,500	103,000	2,990,849
Repayments of notes payable	(42,500)	-	(49,500)
Proceeds from sale of common stock	75,000	-	75,000
Proceeds of directors loans	-	-	338,113
Repayments of directors loans	(24,440)	(25,101)	(259,893)

Net cash provided by financing activities	280,560	77,899	3,094,569

Net decrease in cash	(602)	-	-

Cash - beginning of year	602	-	-
Cash - end of year	$ -	$ -	$ -

SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS	2010	2009	Cumulative since Inception

Shares issued for acquisition	$ -	$ 355,085	$ 355,085
Shares issued for purchase of mining property	-	-	376,923
Shares issued for improvements to mining property	205,723	-	205,723

See companying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

	COMMON STOCK		COMMON STOCK		ADDITIONAL
	SERIES A		SERIES B		PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance as of December 31, 2009	169,830,575	$ 16,983	2,137,446	$ 214	$ 6,628,130	$ (7,976,663)	$ (1,331,336)

Issuance of class A common stock for services	22,456,063	2,246			1,177,761		1,180,007
Issuance of class B common stock for services			1,746,875	175	69,700		69,875
Issuance of common stock for mining property	3,687,469	369			205,354		205,723
Issuance of common stock for rent	2,480,000	248			110,472		110,720
Issuance of common stock for note payable conversion	1,111,111	111			29,889		30,000
Issuance of common stock	3,000,000	300			74,700		75,000
Net loss						(1,591,513)	(1,591,513)

Balance as of March 31, 2010	202,565,218	$ 20,256	3,884,321	$ 389	$ 8,296,007	$ (9,568,176)	$ (1,251,524)

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

On October 11th, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence July 1, 2010.  We began currently expect to begin actual operations in May 2010.

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

Significant Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165 “Subsequent Events” (“FAS 165”) which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the provisions of FAS 165 in 2009. The adoption of FAS 165 had no impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 3 – NOTES PAYABLE

As of March 31, 2010, we had outstanding $2,097,320 of two-year promissory notes that we have issued to various investors starting in 2008.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0195 to $0.12 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from April 1, 2010 to March 18, 2010.  During the quarter ended March 31, 2010, we issued $443,370 of new notes, which included $272,500 of notes for new investment, and $170,870 of notes in renewal of $161,500 of notes (plus, in some cases, accrued interest) on notes that matured in the quarter ended March 31, 2010.  We also repaid one note for $20,000 in full and one note for $30,000 converted into common stock.

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

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is secured by the land, and is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.

On March 31, 2010 the outstanding principal balance on the two-year promissory notes was $2,299,720.

The maturities of two-year notes payable are as follows:

2010	$ 1,092,950
2011	763,400
2012	443,370
Total	2,299,720

Less current maturities	(1,197,950)
Long term debt	$ 1,101,770

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of March 31, 2010.

Mill equipment	$ 964,544
Accumulated depreciation	(207,159)
Net	$ 757,385

NOTE 5 – PREPAID EXPENSES

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

NOTE 6 - RELATED PARTY TRANSACTIONS

On October 11, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  The mineral rights consist of 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres, plus an additional 44 lease claims obtained from the U.S. Bureau of Land Management. Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must commence July 1, 2010.  We expect to begin actual operations in May 2010.

As of March 31, 2010, GoldCorp owed us $76,499.  The amounts are non-interest bearing, unsecured demand loans. Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Goldcorp.  Mr. Breitkreuz, who is and officer and director of us, is also an officer and director of Goldcorp.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at March 31, 2010 was $78,220.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to our reorganization in 2007 and our entry into the mining business in Idaho.

During the three months ended March 31, 2010, we issued 385,441 shares of Class A Common Stock valued at $15,350 and 1,746,875 of Class B Common Stock valued at $69,875 to Q-Prompt, Inc. for computer services.  Q-Prompt, Inc. is owned by Christian Quilliam, who is one of our directors and the son of Mr. and Ms. Quilliam. At the time of the issuances to Q-Prompt, Inc., Christian Quilliam, and his parents were directors.

During the three months ended March 31, 2010, we issued 59,888 shares of Class A Common Stock valued at Tutt Management, which is owned by the daughter of Mr. and Ms. Quilliam, and the sister of Christian Quilliam.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On September 15, 2007, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay a base salary of Mr. Quilliam $125,000 per year.

On July 1, 2009, we entered into an employment agreement with Denise Quilliam under which we agreed to pay Ms. Quilliam $85,000 per year.

On October 11, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  The mineral rights consist of 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres. Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must July 1, 2010.

NOTE 8 - CAPITAL STOCK

At March 31, 2010, our authorized capital stock was 500,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 12,500,000 shares of Class B Common Stock, par value $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of March 31, 2010, there were 202,565,218 and 3,884,321 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the three months ended March 31, 2010, we issued shares of Class A Common Stock in the following transactions:

•

1,111,111 shares of Class A Common Stock valued at $30,000 upon conversion of promissory notes with a principal balance of $30,000.

•

22,456,063 shares of Class A Common Stock were issued to various vendors for consulting services valued at $1,180,007.

•

3,687,469 shares of common stock issued for improvements to our mining property valued at $205,723.

•

1,746,875 of Class B Common Stock were issued to a vendor for consulting services valued at $69,875.

•

2,480,000 shares of Class A Common Stock were issued for rent valued at $110,720.

•

3,000,000 shares of Class A Common Stock were issued for cash totaling $75,000.

As of March 31, 2010, the Company had outstanding notes payable to various investors in the original principal amount of $2,299,720. All of the notes are convertible into shares of Class A Common Stock at election of the holder at conversion prices ranging from $0.018 to $0.067 per share.  Maturity dates range from April 1, 2010 to March 26, 2012.   At March 31, 2010, an aggregate of 56,900,613 shares of Class A Common Stock were issuable upon conversion of the notes.

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

As of March 31, 2010, we did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed above.

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($1,591,513) for the three months ended March 31, 2010.  We have remained in business primarily through the deferral of salaries by management, loans from our chief executive officer, and loans from a significant shareholder. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

During April 2010, we issued shares of Class A Common Stock in the following transactions:

•

2,000,000 shares of Class A Common Stock were issued to a vendor in payment of accounts payable valued at $260,000.

•

6,373,886 shares of Class A Common Stock were issued to various vendors for consulting services valued at $599,882.

Since March 31, 2010, we borrowed $211,340 from an investor pursuant to promissory notes that accrue interest at a rate of 7% annually.  The notes provide that interest is payable monthly, and all principal and interest on the notes is due two years after issuance of the notes. Principal and interest due on the notes is convertible at the election of the holder.

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

On October 11, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must commence July 1, 2010.  We currently expect to begin actual operations in May 2010.  Initially, as described below, actual operations will consist of processing tailings left on the mine site from prior mining operations.  Later, after we complete a confirmation program to prove up and locate reserves on our property, and make further capital improvements to the mine site, we plan to begin mining and processing raw ore.

On September 21, 2008, we acquired from Mineral Extraction, Inc. all mineral, mining and access rights to two mining claims on War Eagle Mountain, covering 18.877 total acres, as well as claims for four mill site locations and the Sinker Tunnel location.

Our plan to develop our mining properties into an active mine will take place in three phases.

Start-up Phase

Our initial phase involves completing construction of a mill, and using the mill to process tailings left over from prior mining operations.  We closed on the purchase of our mill site in early December 2009.  We have made improvements to the road to the mill site, located a prefabricated office and mill lodging on the property, drilled a water well, and installed a prefabricated building on the mill site and installed our mill equipment in the building, among other improvements.  In May 2010, we plan to begin to processing tailings leftover from 5 to 6 prior mill sites on the mountain.  Our testing indicates that there are sufficient quantities of gold and silver remaining in the tailings to justify further processing, as a result of milling techniques used in the 1800’s that failed to extract all of the gold and silver from the ore.  We elected to build the mill on private property that we own, rather than BLM property, because of lower reclamation costs, even though the offsite property will entail higher transportation costs.  We believe we have sufficient financing in place to complete this phase.

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

Results of Operations

Three Months ended March 31, 2010 and 2009

We are in the exploration stage and have generated no revenues in the three months ended March 31, 2010 and 2009.

We reported losses from operations during the three months ended March 31, 2010 and 2009 of ($1,550,790) and ($671,801), respectively.  The increased loss in 2010 as compared to 2009 was attributable to the following factors:

•

Consulting fees increased from $523,211 in 2009 to $1,220,121 as a result of increased use of consultants in 2010.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2009	2010

Accounting services	12,223	66,886
Shareholder relations services	7,000	249,500
Computer and IT services	9,995	15,350
Technical consulting	41,712	14,071
Locating and due diligence services on future acquisition opportunities	1,067	328,200
Administrative, office and clerical	19,153	19,153
Supervisory and managerial work at mine site	38,400	190,057
Legal services	8,975	4,589
Advice on debt and equity capital raising	354,084	379,666

•

Salaries and wages increased from $36,250 in 2009 to $96,330 in 2010 as a result of the addition of a new employee;

•

Depreciation expense increased to $50,506 in 2010 from $37,713 in 2009 as a result of the acquisition of substantial equipment to be used in our mining operations in 2010 and late 2009;

•

General and administrative expenses increased to $183,833 in 2010 as compared to $74,627 in 2009 as a result of increased office related expenses incurred in 2010.

We reported net losses during the three months ended March 31, 2010 and 2009 of ($1,591,513) and ($695,028), respectively.  The increased loss in 2010 as compared to 2009 was largely attributable to an increase in loss from operations and by an increase in interest expense resulting from higher interest bearing debt in 2009.  In particular, interest expense increased from $23,227 in 2009 to $40,723 in 2010.

Liquidity and Sources of Capital

Our balance sheet as of March 31, 2010 reflects current assets of $76,499, current liabilities of $2,110,147, and a working capital deficit of ($2,033,648).

We will need substantial capital over the next year.  We believe that we have sufficient capital at this time to   process tailings at our mine site, but will need about $6,500,000 to complete a confirmation process and  commence processing raw ore.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance.  In particular, as of March 31, 2010, we had outstanding $2,502,220 in notes payable, of which $1,220,450 is due within one year of that date.  Also, beginning July 1, 2010, we are obligated to make monthly payments of $83,333 to Goldcorp under our lease of its mining interests on War Eagle Mountain.

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

The amount of capital that we currently have the capacity to raise is not sufficient to pay all of the capital expenses that we need to pay to commence operations, and pay our other liabilities as they come due.  However, we have a number of options that we believe will enable us to continue with our business plan despite insufficient capital.  For example, we plan to continue deferring payment of salaries to our management, certain accounts payable, and monthly lease payments to Goldcorp, because in each case we do not expect the creditor to take any legal action against us as a result of the deferral.  Goldcorp, for example, is controlled by our officers, and therefore we do not expect Goldcorp to take any legal action as a result of our deferral of lease payments to it.  We also plan to continue issuing shares to certain service providers that are willing to accept shares for payment.  In the event we are able to raise some, but not all, of the capital that we need, we plan to request that note holders extend the maturity of their notes or convert their notes into shares of common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the three months ended March 31, 2010, and have no revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, who is both our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers (i.e., Mr. Quilliam), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010.  Based on that evaluation, our chief executive officer and chief financial officer has concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended March 31, 2010, the Company issued shares of Common Stock in the following transactions:

•

 1,111,111 shares of Class A Common Stock valued at $30,000 upon conversion of promissory notes with a principal balance of $30,000.

•

22,456,063 shares of Class A Common Stock were issued to various vendors for consulting services valued at $1,180,007.

•

1,746,875 of Class B Common Stock were issued to a vendor for consulting services valued at $69,875.

•

3,687,469 shares of common stock issued for improvements to our mining property valued at $205,723.

•

2,480,000 shares of Class A Common Stock were issued for rent valued at $110,720.

•

3,000,000 shares of Class A Common Stock were issued for cash totaling $75,000.

•

Promissory notes with an original principal amount of $443,370 were issued to various investors, which included $272,500 of notes for new investment, and $170,870 of notes in renewal of $161,500 of notes (plus, in some cases, accrued interest) on notes that matured in the quarter ended March 31, 2010.  Each note has a term of two years, bears interest at 7% per annum, and is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

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

SILVER FALCON MINING, INC.
Date: May 17, 2010	/s/ Pierre Quilliam
By: Pierre Quilliam, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
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