Form 10-Q
period 2010-06-30
Silver Falcon Mining, Inc.
filed 2010-08-16
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                                                                                    ( Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  [ ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer £ Accelerated filer £Non-accelerated filer £ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  227,054,902 and 3,884,321 shares of Class A Common Stock and Class B Common Stock, respectively, as of July 30, 2010.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

4

>Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

25

Item 4.  Controls and Procedures.

25

PART II.  OTHER INFORMATION.

26

Item 1.  Legal Proceedings.

26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

26

Item 3.  Defaults upon Senior Securities.

26

Item 4. Submission of Matters to a Vote of Security Holders.

26

Item 5.  Other Information.

26

Item 6.  Exhibits.

27

SIGNATURES

28

EXHIBIT INDEX

29

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

JUNE 30, 2010 AND DECEMBER 31, 2009

	JUNE 30, 2010	DECEMBER 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 405,519	$ 602
Due from related party (see Note 6)	89,473	69,499
Total current assets	494,992	70,101

Mill equipment, net of accumulated depreciation of 252,185 and 156,653, respectively (see Note 4)	796,364	629,814
Mining property	1,425,570	865,756
Prepaid expenses (see Notes 5 and 8)	416,425	331,083
Total Assets	$ 3,133,351	$ 1,896,754

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 164,611	$ 366,307
Payroll liabilities	12,074	-
Accrued interest	56,228	49,273
Notes payable - current portion (see Note 3)	992,450	1,276,950
Director's Loan	29	102,660
Accrued compensation	594,000	417,000
Total current liabilities	1,819,392	2,212,190

Notes payable (see Note 3)	2,447,270	1,015,900

Total liabilities	4,266,662	3,228,090

STOCKHOLDERS' DEFICIT
Common stock, class A, par value $0.0001, 500,000,000 shares authorized, 226,023,055 and 169,830,575, issued and outstanding, respectively	22,602	16,983
Common stock, class B, par value $0.0001, 12,500,000 shares authorized, 3,884,321 and 2,137,446 issued and outstanding, respectively	389	214
Additional paid in capital	11,332,527	6,628,130
Accumulated deficit	(12,488,829)	(7,976,663)
	(1,133,311)	(1,331,336)
Total liabilities and stockholders' deficit	$ 3,133,351	$ 1,896,754

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2010

(UNAUDITED)

	2010	2009	Cumulative from Inception

Revenue	$ -	$ -	$ -

Expenses
Consulting fees	3,642,306	875,522	8,282,824
Mill development expense	-	-	433,828
Tunnel, road and pit development	18,601	-	355,187
Salaries and wages	312,629	72,500	779,296
Depreciation expense	95,532	78,481	252,185
General and administrative	368,499	102,082	2,152,054
	4,437,567	1,128,585	12,255,374

Loss from operations	(4,437,567)	(1,128,585)	(12,255,374)

Interest expense	(74,599)	(26,211)	(233,455)

Net Loss	$ (4,512,166)	$ (1,154,796)	(12,488,829)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.01)	$ (0.07)

Weighted average number of common shares outstanding – basic and diluted	261,095,678	147,898,489	175,185,566

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

 (UNAUDITED)

	2010	2009

Revenue	$ -	$ -

Expenses
Consulting fees	2,422,185	337,311
Mill development expense	-	-
Tunnel, road and pit development	18,601	-
Salaries and wages	216,299	36,250
Depreciation expense	45,026	40,768
General and administrative	184,666	42,455
	2,886,777	456,784

Loss from operations	(2,886,777)	(456,784)

Interest expense	(33,876)	(2,984)

Net Loss	$ (2,920,653)	$ (459,768)

Net loss per common share - basic and diluted	$ (0.01)	$ -

Weighted average number of common shares outstanding – basic and diluted	279,759,820	156,607,711

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2010

(UNAUDITED)

	2010	2009	Cumulative from Inception
Cash flows from operating activities

Net Loss	$ (4,512,166)	$ (1,154,796)	$ (12,488,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	3,732,936	1,093,274	8,821,796
Issuance of common stock for rent	469,220	-	862,130
Issuance of common stock for road access	-	-	13,050
Increase (decrease) in operating assets and liabilities:
Depreciation	95,532	78,481	252,185
Due from related party	(19,974)	(35,267)	(89,473)
Prepaid expenses	(85,342)	(194,633)	(416,425)
Other assets	-	(10,796)	5,000
Accounts payable and accrued expenses	(201,697)	(76,156)	474,915
Accrued interest	16,325	(16,095)	65,598
Accrued payroll and payroll liabilities	189,074	62,500	606,074

Net cash used in operating activities	(316,092)	(253,488)	(1,893,979)

Cash flows from investing activities

Purchase of equipment	(262,082)	-	(1,048,549)
Purchase of mining property	(354,091)	-	(842,924)
Cash acquired in acquisition	-	39,780	39,780
Net cash used in investing activities	(616,173)	39,780	(1,851,693)

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2010

(UNAUDITED)

(continued)

Cash flows from financing activities

Proceeds from notes payable	1,457,313	265,000	4,175,662
Repayments of notes payable	(42,500)	-	(49,500)
Proceeds from sale of common stock	75,000	-	75,000
Purchase of common stock	(50,000)	-	(50,000)
Proceeds of directors loans	-	-	338,113
Repayments of director’s loans	(102,631)	(51,209)	(338,084)

Net cash provided by financing activities	1,337,182	213,791	4,151,191

Net increase in cash	404,917	83	405,519

Cash - beginning of year	602	-	-
Cash - end of year	$ 405,519	$ 83	$ 405,519

SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS	2010	2009	Cumulative since Inception

Shares issued for acquisition	$ -	$ 355,085	$ 355,085
Shares issued for purchase of mining property	-	-	376,923
Shares issued for improvements to mining property	205,723	-	205,723

See companying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

	COMMON STOCK		COMMON STOCK		ADDITIONAL
	SERIES A		SERIES B		PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance as of December 31, 2009	169,830,575	$ 16,983	2,137,446	$ 214	$ 6,628,130	$ (7,976,663)	$ (1,331,336)

Issuance of class A common stock for services	40,269,732	4,027			3,659,034		3,663,061
Issuance of class B common stock for services			1,746,875	175	69,700		69,875
Issuance of common stock for mining property	3,687,469	369			205,354		205,723
Issuance of common stock for rent	3,580,000	357			468,862		469,219
Issuance of common stock for note payable conversion	5,855,279	586			276,727		277,313
Purchase of common stock	(200,000)	(20)			(49,980)		(50,000)
Issuance of common stock	3,000,000	300			74,700		75,000
Net loss						(4,512,166)	(4,512,166)

Balance as of June 30, 2010	226,023,055	$ 22,602	3,884,321	$ 389	$ 11,332,527	$ (12,488,829)	$ (1,133,311)

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

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

Significant Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, which, among other things, amends Subtopic 855-10 with respect to the date through which evaluation of subsequent events must occur and under which circumstances such date must be disclosed.  The update amends subtopic 855-10 so that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. All of the amendments in this update are effective upon issuance, with limited exceptions.  Adoption of this guidance did not have a material impact on our financial statements.

During February 2010, the FASB also issued ASU 2010-08, which corrects existing guidance for various topics. The update is generally effective for the first reporting period (including interim periods) beginning after issuance.  We believe these corrections will have minimal, if any, impact on our financial statements.

In January 2010, the FASB issued ASU 2010-06, which amends Subtopic 820-10 to require new disclosures regarding the amounts of and reasons for significant transfers in and out of Levels 1 and 2 fair value measurement categories, and separate information about purchases, sales, issuances, and settlements in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing fair value measurement disclosures to provide for fair value measurement disclosures for each class of assets and liabilities, even within a line item in the statement of financial position, and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either the Level 2 or Level 3 categories.

ASU 2010-06 also includes conforming amendments to the guidance on employers’ disclosures about post-retirement benefit plan assets (Subtopic 715-20), changes the terminology in Subtopic 715-20 from major categories of assets to classes of assets, and provides a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.

The new disclosures and clarifications of existing disclosures in ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this guidance has not had a material impact on our financial statements and is not expected to have a material impact on our financial statements in the future.

NOTE 3 – NOTES PAYABLE

As of June 30, 2010, we had outstanding $3,034,820 of two-year promissory notes that we have issued to various investors starting in 2008.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0195 to $0.276 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from July 3, 2010 to June 8, 2012.  During the quarter ended June 30, 2010, we issued $1,195,500 of new notes, which included $1,173,500 of notes for new investment and $22,000 of notes in renewal on notes that matured in the quarter ended June 30, 2010.

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

On June 30, 2010 the outstanding principal balance on the two-year promissory notes was $3,237,220.

The maturities of two-year notes payable are as follows:

2010	$ 815,950
2011	739,400
2012	1,681,870
Total	3,237,220

Less current maturities	(969,950)
Long term debt	$ 2,267,270

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of June 30, 2010.

Mill equipment	$ 1,011,604
Vehicles	36,945
Accumulated depreciation	(252,185)
Net	$ 796,364

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

In 2008, we issued 5,750,000 shares of Class A Common Stock for consulting contracts with terms of 24 to 36 months.  The shares were valued at $404,840.  In 2009, we issued 10,000,000 shares of Class A Common Stock for consulting contracts with terms of 12 to 48 months totaling $454,500.  In the six months ended June 30, 2010, we issued 1,070,063 shares of Class A Common Stock for under an employment contract with terms of 12 months totaling $168,000. We capitalized these consulting fee payments as a prepaid expense, and amortize the amounts over the lives the consulting agreements.

NOTE 6 - RELATED PARTY TRANSACTIONS

On October 11, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  The mineral rights consist of 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres, plus an additional 44 lease claims obtained from the U.S. Bureau of Land Management. Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must commence July 1, 2010.  We prepaid the July 1, 2010 lease payment in June 2010.

As of June 30, 2010, Goldcorp owed us $89,473.  The amounts are non-interest bearing, unsecured demand loans. Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Goldcorp.  Mr. Breitkreuz, who is and officer and director of us, is also an officer and director of Goldcorp.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at June 30, 2010 was $29.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to our reorganization in 2007 and our entry into the mining business in Idaho.

During the six months ended June 30, 2010, we issued 498,073 shares of Class A Common Stock valued at $21,770 to Q-Prompt, Inc. for computer services.  During the six months ended June 30, 2010, we issued 1,746,875 shares of Class B Common Stock valued at $69,875 to Christian Quilliam as a signing bonus as an inducement for him to join us full-time as Chief Operating Officer.  Q-Prompt, Inc. is owned by Christian Quilliam, who is one of our directors and the son of Mr. and Ms. Quilliam.

During the six months ended June 30, 2010, we issued 109,882 shares of Class A Common Stock valued at $9,825 to Tutt Management, which is owned by the daughter of Mr. and Ms. Quilliam, and the sister of Christian Quilliam. Tutt Management was retained to negotiate leases or the purchase of interests held by co-owners of certain of our properties on War Eagle Mountain, as well as other neighboring properties on War Eagle Mountain.  Tutt Management is compensated on an hourly basis in shares of Class A Common Stock issued at the market price on the date of invoicing.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On September 15, 2007, we entered into an employment agreement with Pierre Quilliam under which we agreed to pay a base salary of Mr. Quilliam $125,000 per year.

On July 1, 2009, we entered into an employment agreement with Denise Quilliam under which we agreed to pay Ms. Quilliam $85,000 per year.

On January 1, 2010, we entered into an employment agreement with Christian Quilliam under which we agreed to pay Mr. Quilliam $145,000 per year.

On June 1, 2010, we entered into an employment agreement with Tom Ridenour under which we agreed to pay Mr. Ridenour $168,000 per year.

On October 11, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  The mineral rights consist of 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres. Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must begin July 1, 2010.  We prepaid the July 1, 2010 lease payment in June 2010.

NOTE 8 - CAPITAL STOCK

At June 30, 2010, our authorized capital stock was 500,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 12,500,000 shares of Class B Common Stock, par value $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of June 30, 2010, there were 226,023,055 and 3,884,321 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the three months ended June 30, 2010, we issued shares of Class A Common Stock in the following transactions:

•

4,744,168 shares of Class A Common Stock valued at $247,313 upon conversion of promissory notes with a principal balance of $236,000 and accrued interest of $11,313.

•

16,743,606 shares of Class A Common Stock were issued to various vendors for consulting services valued at $2,315,054.

•

1,100,000 shares of Class A Common Stock were issued for rent valued at $358,500.

•

1,070,063 shares of Class A Common Stock were issued for prepaid compensation valued at $168,000.

We also repurchased 200,000 shares of Class A Common Stock for $50,000, or $0.25 per share, which was the market price at the time of the transaction.

As of June 30, 2010, the Company had outstanding notes payable to various investors in the original principal amount of $3,237,220.  All of the notes are convertible into shares of Class A Common Stock at election of the holder at conversion prices ranging from $0.0195 to $0.276 per share.  Maturity dates range from July 3, 2010 to June 8, 2012.   At June 30, 2010, an aggregate of 62,420,240 shares of Class A Common Stock were issuable upon conversion of the notes.

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

As of June 30, 2010, we did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed above.

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($4,512,166) for the six months ended June 30, 2010.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

During July 2010, we issued shares of Class A Common Stock in the following transactions:

•

1,031,847 shares of Class A Common Stock were issued to various vendors for consulting services valued at $215,000.

Since June 30, 2010, we borrowed $20,000 from an investor pursuant to a promissory note that accrue interest at a rate of 7% annually.  The notes provide that interest is payable monthly, and all principal and interest on the notes is due two years after issuance of the notes. Principal and interest due on the notes is convertible at the election of the holder.

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

On October 11, 2007, Goldcorp leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldcorp annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must commence July 1, 2010.  We began actual operations in May 2010.  Initially, as described below, actual operations will consist of processing tailings left on the mine site from prior mining operations.  Later, after we complete a confirmation program to prove up and locate reserves on our property, and make further capital improvements to the mine site, we plan to begin mining and processing raw ore.

On September 21, 2008, we acquired from Mineral Extraction, Inc. all mineral, mining and access rights to two mining claims on War Eagle Mountain, covering 18.877 total acres, as well as claims for four mill site locations and the Sinker Tunnel location.

Our plan to develop our mining properties into an active mine will take place in three phases.

Start-up Phase

Our initial phase involves completing construction of a mill, and using the mill to process tailings left over from prior mining operations.  We closed on the purchase of our mill site in early December 2009.  We have made improvements to the road to the mill site, located a prefabricated office and mill lodging on the property, drilled a water well, and installed a prefabricated building on the mill site and installed our mill equipment in the building, among other improvements.  In May 2010, we began to process tailings leftover from 5 to 6 prior mill sites on the mountain.  Our testing indicates that there are sufficient quantities of gold and silver remaining in the tailings to justify further processing, as a result of milling techniques used in the 1800’s that failed to extract all of the gold and silver from the ore.  We elected to build the mill on private property that we own, rather than BLM property, because of lower reclamation costs, even though the offsite property will entail higher transportation costs.  We believe we have sufficient financing in place to complete this phase.

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

Another aspect of the confirmation phase will involve the development of a plan to use the Sinker Tunnel to mine the interior of the mountain on a year round basis.  The plan will involve accessing and draining the mine shafts on the top of the mountain from the Sinker Tunnel, as well as relocating and collaring old shafts on the mountain.  We estimate that the confirmation phase will take from 14 to 18 months, and will cost approximately $583,000.  We began preliminary work on the confirmation phase in the quarter ended June 30, 2010.

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

During the six months ended June 30, 2010, we completed started (and have since completed) some improvements to the mine site that were previously part of our development phase, including improving about four miles of the county road linking State Route 78 with Silver City, 1.8 miles of access road to the Sinker Tunnel Complex from the county road, and about 1.6 miles of access road to the Oro Fino vein outcrop area to permit heavier loads and year round access, as well improvements to the physical facilities at the milling location site and mine site to accommodate our workers.

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

Results of Operations

Six months ended June 30, 2010 and 2009

We are in the exploration stage and have generated no revenues in the six months ended June 30, 2010 and 2009.  Our revenues in the six months ended June 30, 2010 are not representative of our revenues in the future.  In May 2010, we began processing tailings at our mine site.  We plan to process the tailings into dore bars or concentrate, which would then be shipped for final processing to a refiner, which would pay us a market price for the minerals ultimately extracted from the dore bars or concentrate.  At this time, we are accumulating concentrate at our mill site until we have a sufficient quantity to ship to a refiner for final processing, at which time we will begin receiving revenues from the sale of minerals.

We reported losses from operations during the six months ended June 30, 2010 and 2009 of ($4,437,567) and ($1,128,585), respectively.  The increased loss in 2010 as compared to 2009 was attributable to the following factors:

•

Consulting fees increased from $875,522 in 2009 to $3,642,306 as a result of increased use of consultants in 2010.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2009	2010

Accounting services	22,129	373,672
Shareholder relations services	17,500	506,023
Computer and IT services	9,995	21,770
Technical consulting	61,850	16,008

Locating and due diligence services on future acquisition opportunities	4,267	444,725
Administrative, office and clerical	68,307	38,307
Supervisory and managerial work at mine site	76,500	588,057
Legal services	13,350	8,964
Advice on debt and equity capital raising	578,334	1,631,166

•

Salaries and wages increased from $72,500 in 2009 to $312,629 in 2010 as a result of the addition of new employees;

•

Depreciation expense increased to $95,532 in 2010 from $78,481 in 2009 as a result of the acquisition of substantial equipment to be used in our mining operations in 2010 and late 2009;

•

General and administrative expenses increased to $368,499 in 2010 as compared to $102,082 in 2009 as a result of increased office and travel related expenses incurred in 2010.

We reported net losses during the six months ended June 30, 2010 and 2009 of ($4,512,166) and ($1,154,796), respectively.  The increased loss in 2010 as compared to 2009 was largely attributable to an increase in loss from operations and by an increase in interest expense resulting from higher interest bearing debt in 2009.  In particular, interest expense increased from $26,211 in 2009 to $74,599 in 2010.

Three months ended June 30, 2010 and 2009

We are in the exploration stage and have generated no revenues in the three months ended June 30, 2010 and 2009.  Our revenues in the three months ended June 30, 2010 are not representative of our revenues in the future.  In May 2010, we began processing tailings at our mine site.  We plan to process the tailings into dore bars or concentrate, which would then be shipped for final processing to a refiner, which would pay us a market price for the minerals ultimately extracted from the dore bars or concentrate.  At this time, we are accumulating concentrate at our mill site until we have a sufficient quantity to ship to a refiner for final processing, at which time we will begin receiving revenues from the sale of minerals.

We reported losses from operations during the three months ended June 30, 2010 and 2009 of ($2,886,777) and ($456,784), respectively.  The increased loss in 2010 as compared to 2009 was attributable to the following factors:

•

Consulting fees increased from $337,311 in 2009 to $2,422,185 as a result of increased use of consultants in 2010.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2009	2010

Accounting services	9,906	306,786
Shareholder relations services	10,500	256,523
Computer and IT services	-	6,420
Technical consulting	20,138	1,938
Locating and due diligence services on future acquisition opportunities	3,200	116,525
Administrative, office and clerical	49,153	19,153
Supervisory and managerial work at mine site	38,100	398,000
Legal services	4,375	4,375
Advice on debt and equity capital raising	224,250	1,251,500

•

Salaries and wages increased from $36,250 in 2009 to $216,299 in 2010 as a result of the addition of new employees;

•

Depreciation expense increased to $45,026 in 2010 from $40,768 in 2009 as a result of the acquisition of substantial equipment to be used in our mining operations in 2010 and late 2009;

•

General and administrative expenses increased to $184,666 in 2010 as compared to $42,455 in 2009 as a result of increased office and travel related expenses incurred in 2010.

We reported net losses during the three months ended June 30, 2010 and 2009 of ($2,920,653) and ($459,768), respectively.  The increased loss in 2010 as compared to 2009 was largely attributable to an increase in loss from operations and by an increase in interest expense resulting from higher interest bearing debt in 2009.  In particular, interest expense increased from $2,984 in 2009 to $33,876 in 2010.

Liquidity and Sources of Capital

Our balance sheet as of June 30, 2010 reflects current assets of $494,992, current liabilities of $1,819,392, and a working capital deficit of ($1,324,400).

We will need substantial capital over the next year.  We believe that we have sufficient capital at this time to process tailings at our mine site, but will need about $6,500,000 to complete a confirmation process and commence processing raw ore.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance.  In particular, as of June 30, 2010, we had outstanding $3,439,720 in notes payable, of which $992,450 is due within one year of that date.  Also, beginning July 1, 2010, we are obligated to make monthly payments of $83,333 to Goldcorp under our lease of its mining interests on War Eagle Mountain.  We prepaid the July 1, 2010 payment in June 2010.

The capital that we have raised to date has enabled us to finance the startup phase of our business plan, which involves processing mine tailings left from previous mining activity at the site, and will enable us to begin revenue generating activities.  We currently have a commitment for loans of $500,000 (of which $202,400 has been received to date) from a third party which will have the option of being repaid in shares of common stock or in kind with gold at a $460 discount to the market price of gold at the time of delivery.  This commitment is not sufficient to pay all of the capital expenses that we need to pay to commence operations, and pay our other liabilities as they come due.  Now that have begun operations, we believe that additional capital sources will become available, including investment funds and other investors that we have talked to who want to see us generating revenues before they make an investment.   We have a number of options that we believe will enable us to continue with our business plan despite insufficient capital.  For example, we plan to continue deferring payment of salaries to our management, certain accounts payable, and if necessary some portion of our monthly lease payments to Goldcorp, because in each case we do not expect the creditor to take any legal action against us as a result of the deferral.  Goldcorp, for example, is controlled by our officers, and therefore we do not expect Goldcorp to take any legal action as a result of our deferral of lease payments to it.  We also plan to continue issuing shares to certain service providers that are willing to accept shares for payment.  In the event we are able to raise some, but not all, of the capital that we need, we plan to request that note holders extend the maturity of their notes or convert their notes into shares of common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the six months ended June 30, 2010, and have no revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended June 30, 2010, we issued shares of Class A Common Stock in the following transactions:

•

4,744,168 shares of Class A Common Stock valued at $247,313 upon conversion of promissory notes with a principal balance of $236,000 and accrued interest of $11,313.

•

16,743,606 shares of Class A Common Stock were issued to various vendors for consulting services valued at $2,315,054.

•

1,100,000 shares of Class A Common Stock were issued for rent valued at $358,500.

•

1,070,063 shares of Class A Common Stock were issued for prepaid compensation valued at $168,000.

Promissory notes with an original principal amount of $1,195,500 were issued to various investors, which included $1,173,500 of notes for new investment, and $22,000 of notes in renewal on notes that matured in the quarter ended June 30, 2010.  Each note has a term of two years, bears interest at 7% per annum, and is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

The shares and notes were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

SILVER FALCON MINING, INC.
Date: August 13, 2010	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: August 13, 2010	/s/ Thomas Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
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

14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.