Form 10-Q
period 2010-09-30
Silver Falcon Mining, Inc.
filed 2010-11-12
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  259,014,127 and 3,884,321 shares of Class A Common Stock and Class B Common Stock, respectively, as of October 29, 2010.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

26

Item 4.  Controls and Procedures.

26

PART II.  OTHER INFORMATION.

27

Item 1.  Legal Proceedings.

27

Item 1A.  Risk Factors.

27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

27

Item 3.  Defaults upon Senior Securities.

27

Item  4. (Removed and Reserved)

27

Item 5.  Other Information.

27

Item 6.  Exhibits.

28

SIGNATURES

29

EXHIBIT INDEX

30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 34,006	$ 602
Inventories – concentrates and stockpiled ore	559,993	-
Due from related party (see Note 6)	-	69,499
Total current assets	593,999	70,101

Mill equipment, net of accumulated depreciation of 310,671 and 156,653, respectively (see Note 4)	1,319,264	629,814
Mining property	1,227,462	865,756
Prepaid expenses (see Notes 5 and 8)	244,496	331,083
Total Assets	$ 3,385,221	$ 1,896,754

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 271,785	$ 366,307
Payroll liabilities	21,488	-
Accrued interest	25,536	49,273
Notes payable - current portion (see Note 3)	724,100	1,276,950
Director's Loan	29	102,660
Accrued compensation	718,750	417,000
Total current liabilities	1,761,688	2,212,190

Notes payable (see Note 3)	2,315,756	1,015,900

Total liabilities	4,077,444	3,228,090

STOCKHOLDERS' DEFICIT
Common stock, class A, par value $0.0001, 500,000,000 shares authorized, 252,344,017 and 169,830,575, issued and outstanding, respectively	25,234	16,983
Common stock, class B, par value $0.0001, 12,500,000 shares authorized, 3,884,321 and 2,137,446 issued and outstanding, respectively	389	214
Additional paid in capital	13,516,377	6,628,130
Accumulated deficit	(14,234,223)	(7,976,663)
	(692,223)	(1,331,336)
Total liabilities and stockholders' deficit	$ 3,385,221	$ 1,896,754

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

(UNAUDITED)

	2010	2009	Cumulative from Inception

Revenue	$ -	$ -	$ -

Expenses
Consulting fees	4,491,570	1,277,427	9,132,088
Mill development expense	-	-	433,828
Tunnel, road and pit maintenance	251,589	22,147	588,175
Salaries and wages	477,378	132,250	944,045
Depreciation expense	95,532	127,929	252,185
General and administrative	805,515	329,828	2,589,070
	6,121,584	1,889,581	13,939,391

Loss from operations	(6,121,584)	(1,889,581)	(13,939,391)

Interest expense	(135,976)	(78,298)	(294,832)

Net Loss	$ (6,257,560)	$ (1,967,879)	(14,234,223)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.01)	$ (0.08)

Weighted average number of common shares outstanding – basic and diluted	215,016,164	133,315,884	185,530,013

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

 (UNAUDITED)

	2010	2009

Revenue	$ -	$ -

Expenses
Consulting fees	849,264	401,905
Mill development expense	-	-
Tunnel, road and pit development	232,988	22,147
Salaries and wages	164,749	59,750
Depreciation expense	-	49,448
General and administrative	437,016	227,746
	1,684,017	760,996

Loss from operations	(1,684,017)	(760,996)

Interest expense	(61,377)	(52,087)

Net Loss	$ (1,745,394)	$ (813,083)

Net loss per common share - basic and diluted	$ (0.01)	$ -

Weighted average number of common shares outstanding – basic and diluted	239,786,420	149,289,236

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

(UNAUDITED)

	2010	2009	Cumulative from Inception
Cash flows from operating activities

Net Loss	$ (6,257,560)	$ (1,967,879)	$ (14,234,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	5,164,351	1,449,470	10,253,212
Issuance of common stock for rent	469,220	-	862,130
Issuance of common stock for road access	-	-	13,050
Increase (decrease) in operating assets and liabilities:
Depreciation	154,018	127,929	310,671
Inventories	(559,993)	-	(559,993)
Due from related party	69,499	96,238	-
Prepaid expenses	86,587	(42,337)	(244,496)
Other assets	-	(9,554)	5,000
Accounts payable and accrued expenses	(94,522)	(128,975)	582,090
Accrued interest	(14,367)	15,463	34,906
Accrued payroll and payroll liabilities	323,238	114,750	740,237

Net cash used in operating activities	(659,529)	(344,895)	(2,237,416)

Cash flows from investing activities

Purchase of equipment	(843,468)	(69,922)	(1,629,935)
Purchase of mining property	-	-	(488,833)
Improvements to mining property	(155,983)	-	(155,983)
Cash acquired in acquisition	-	39,780	39,780
Net cash used in investing activities	(999,451)	(30,142)	(2,234,971)

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

(UNAUDITED)

(continued)

Cash flows from financing activities

Proceeds from notes payable	1,825,515	443,000	4,543,864
Repayments of notes payable	(42,500)	-	(49,500)
Proceeds from sale of common stock	75,000	-	75,000
Purchase of common stock	(63,000)	-	(63,000)
Proceeds of directors loans	-	-	338,113
Repayments of director’s loans	(102,631)	(47,442)	(338,084)

Net cash provided by financing activities	1,692,384	395,558	4,506,393

Net increase in cash	33,404	20,521	34,006

Cash - beginning of year	602	-	-
Cash - end of year	$ 34,006	$ 20,521	$ 34,006

SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS	2010	2009	Cumulative since Inception

Shares issued for acquisition	$ -	$ 355,085	$ 355,085
Shares issued for purchase of mining property	-	-	376,923
Shares issued for improvements to mining property	205,723	-	205,723

See companying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED WEPTEMBER 30, 2010

(UNAUDITED)

	COMMON STOCK		COMMON STOCK		ADDITIONAL
	SERIES A		SERIES B		PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance as of December 31, 2009	169,830,575	$ 16,983	2,137,446	$ 214	$ 6,628,130	$ (7,976,663)	$ (1,331,336)

Issuance of class A common stock for services	48,817,108	4,882			5,089,595		5,094,477
Issuance of class B common stock for services			1,746,875	175	69,700		69,875
Issuance of common stock for mining property	3,687,469	369			205,354		205,723
Issuance of common stock for rent	3,580,000	357			468,862		469,219
Issuance of common stock for note payable conversion	23,699,135	2,370			1,043,009		1,045,379
Purchase of common stock	(270,270)	(27)			(62,973)		(63,000)
Issuance of common stock for cash	3,000,000	300			74,700		75,000
Net loss						(6,257,560)	(6,257,560)

Balance as of September 30, 2010	252,344,017	$ 25,234	3,884,321	$ 389	$ 13,516,377	$ (14,234,223)	$ (692,223)

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

On October 11th, 2007, Goldland Holdings, Co. (“Goldland”) leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldland annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence July 1, 2010.  We began actual operations in May 2010.

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

Stockpiled ore inventory represents ore or tailings that have been mined, hauled to our mill site, and are available for further processing.  Stockpiled ore inventory is currently valued at our cost to haul to our mill site.  To the extent stockpiled ore inventory consists of ore or tailings from different areas of our mine containing materially different amounts of recoverable metals, we will allocate our costs between the different stockpiles by estimating the number of tons in the stockpile, the number of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method), and allocating the costs based on relative values of material stockpiled.

Work in process inventory represents materials that are currently in the process of being converted to a saleable product and includes inventories in our milling process. In-process inventories are currently valued at the average cost of the material fed into the process attributable to the source material coming from the mines and stockpiles, plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.   In the future, in-process material will be valued at the lower of cost or the value of the inventory based on assays of the material fed into the process and the projected recoveries of our milling operation.

Finished goods inventory includes concentrates at our operations, concentrate in transit to smelters and bullion in our accounts at smelters, and may in the future include dore that is produced from our concentrate.  At this time, we only have the capacity to produce concentrate.  Finished goods inventories are valued at the lower of full cost of production or net realizable value based on current metals prices.

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

NOTE 3 – NOTES PAYABLE

As of September 30, 2010, we had outstanding $2,634,956 of two-year promissory notes that we have issued to various investors starting in 2008.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0195 to $0.276 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from October 14, 2010 to September 30, 2012.  During the quarter ended September 30, 2010, we issued $308,000 of new notes.

In 2009, we issued $202,400 of convertible notes to an investor.  The notes have a term of two years, and accrue interest at 7% per annum payable monthly.  Principal and interest due on the notes is convertible, at the election of the holder, either into (a) Class A Common Stock at the market price on the date of issuance of the note, or (b) gold bars that are 99.999% pure at the daily London fix less a discount of $460 per ounce, provided that the net amount of any amounts which the investor may elect to convert into gold bars may not exceed 30% of our net smelter return in the month.  The conversion prices range from $0.01 to $0.08 per share.  The notes mature at various dates ranging from August 11, 2011 to December 28, 2011.  These notes were converted into Class A Common Stock in October, 2010.

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is secured by the land, and is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.

On September 30, 2010 the outstanding principal balance on the two-year promissory notes was $2,837,356.

The maturities of two-year notes payable are as follows:

2010	$ 546,600
2011	417,400
2012	1,873,356
Total	2,837,356

Less current maturities	(701,600)
Long term debt	$ 2,135,756

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of September 30, 2010.

Mill equipment	$ 1,592,490
Vehicles	37,445
Accumulated depreciation	(310,671)
Net	$ 1,319,264

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

In 2008, we issued 5,750,000 shares of Class A Common Stock for consulting contracts with terms of 24 to 36 months.  The shares were valued at $404,840.  In 2009, we issued 10,000,000 shares of Class A Common Stock for consulting contracts with terms of 12 to 48 months totaling $454,500.  In the nine months ended September 30, 2010, we issued 1,070,063 shares of Class A Common Stock for under an employment contract with terms of 12 months totaling $168,000. We capitalized these consulting fee payments as a prepaid expense, and amortize the amounts over the lives the consulting agreements.

NOTE 6 - RELATED PARTY TRANSACTIONS

On October 11, 2007, Goldland leased its mineral rights on War Eagle Mountain to us.  The mineral rights consist of 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres, plus an additional 44 lease claims obtained from the U.S. Bureau of Land Management. Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldland annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must commence July 1, 2010.  We paid lease payments totaling $250,000 to Goldland during the three months ended September 30, 2010.

Pierre Quilliam, our chairman and chief executive officer, is also the chairman and chief executive officer of Goldland.  Mr. Breitkreuz, who is and officer and director of us, is also an officer and director of Goldland.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at September 30, 2010 was $29.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to our reorganization in 2007 and our entry into the mining business in Idaho.

During the three months ended September 30, 2010, we issued 29,076 shares of Class A Common Stock valued at $4,617 to Tutt Management, which is owned by the daughter of Mr. and Ms. Quilliam, and the sister of Christian Quilliam. Tutt Management was retained to negotiate leases or the purchase of interests held by co-owners of certain of our properties on War Eagle Mountain, as well as other neighboring properties on War Eagle Mountain.  Tutt Management is compensated on an hourly basis in shares of Class A Common Stock issued at the market price on the date of invoicing.  We also repurchased 70,270 shares of Class A Common Stock for $13,000, or $0.185 per share, which was the market price at the time of the transaction.

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

On October 11, 2007, Goldland leased its mineral rights on War Eagle Mountain to us.  The mineral rights consist of 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres. Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldland annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must begin July 1, 2010.  We prepaid the July 1, 2010 lease payment in June 2010.  We paid lease payments totaling $250,000 to Goldland during the three months ended September 30, 2010.

NOTE 8 - CAPITAL STOCK

At September 30, 2010, our authorized capital stock was 500,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 12,500,000 shares of Class B Common Stock, par value $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of September 30, 2010, there were 252,344,017 and 3,884,321 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the three months ended September 30, 2010, we issued shares of Class A Common Stock in the following transactions:

•

17,843,856 shares of Class A Common Stock valued at $768,066 upon conversion of promissory notes with a principal balance of $707,864 and accrued interest of $60,202.

•

4,883,325 shares of Class A Common Stock were issued to various vendors for consulting services valued at $836,270.

•

3,664,051 shares of Class A Common Stock valued at $595,146 were issued to a vendor for services and equipment related to our milling operation.

We also repurchased 70,270 shares of Class A Common Stock for $13,000, or $0.185 per share, which was the market price at the time of the transaction.

As of September 30, 2010, the Company had outstanding notes payable to various investors in the original principal amount of $2,837,356.  All of the notes are convertible into shares of Class A Common Stock at election of the holder at conversion prices ranging from $0.0195 to $0.276 per share.  Maturity dates range from July 3, 2010 to June 8, 2012.   At June 30, 2010, an aggregate of 46,815,285 shares of Class A Common Stock were issuable upon conversion of the notes.

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

As of September 30, 2010, we did not have outstanding any options, warrants or securities convertible or exchangeable into common stock, other than as discussed above.

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($6,257,560) for the nine months ended September 30, 2010.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

During October 2010, we issued 9,448,173 shares of Class A Common Stock valued at $489,138 upon conversion of promissory notes.

Since September 30, 2010, we borrowed $133,000 from various investors pursuant to promissory notes that accrue interest at a rate of 7% annually.  The notes provide that interest is payable monthly, and all principal and interest on the notes is due two years after issuance of the notes. Principal and interest due on the notes is convertible at the election of the holder.

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

Overview

On September 14, 2007, Goldland acquired an interest in 174.82 acres of land on War Eagle Mountain, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  Goldland also owns five placer lease claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 100 acres in total.

On October 11, 2007, Goldland leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay Goldland annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must commence July 1, 2010.  We began actual operations in May 2010.  Initially, as described below, actual operations will consist of processing tailings left on the mine site from prior mining operations.  Later, after we complete a confirmation program to prove up and locate reserves on our property, and make further capital improvements to the mine site, we plan to begin mining and processing raw ore.

On September 21, 2008, we acquired from Mineral Extraction, Inc. all mineral, mining and access rights to two mining claims on War Eagle Mountain, covering 18.877 total acres, as well as claims for four mill site locations and the Sinker Tunnel location.

Our plan to develop our mining properties into an active mine will take place in three phases.

Start-up Phase

Our initial phase involves completing construction of a mill, and using the mill to process tailings left over from prior mining operations.  We closed on the purchase of our mill site in early December 2009.  We made improvements to the road to the mill site, located a prefabricated office and mill lodging on the property, drilled a water well, installed a prefabricated building on the mill site and installed our mill equipment in the building, among other improvements.  In May 2010, we began to process tailings leftover from 5 to 6 prior mill sites on the mountain.  Our testing indicates that there are sufficient quantities of gold and silver remaining in the tailings to justify further processing, as a result of milling techniques used in the 1800’s that failed to extract all of the gold and silver from the ore.  We elected to build the mill on private property that we own, rather than BLM property, because of lower reclamation costs, even though the offsite property will entail higher transportation costs.

Through most of the third quarter of 2010, we concentrated on training our employees, calibrating our equipment and otherwise perfecting our milling process to optimize the amount of metals that we extract from the tailings we are processing.  We initially concentrated on relatively low-grade tailings in order to reduce the amount of metals that are not captured prior to our milling process being optimized.  In October 2010, we shipped our first load of 508 pounds of concentrate to a smelter, which represented our production for the first twenty days of operation.  We plan to ship another load later this fiscal year that will contain concentrate from a greater period of operation, and ship additional loads on a regular basis thereafter. Now that our milling operations have improved, we have also begun to process tailings from other areas of the mine site that have greater concentrations of gold and silver.

Our current mill is able to process up to 125 tons per day, although the optimal production level is currently about 3.5 tons per hour, or about 70 tons per day.  We are investigating an expansion to our mill which would double the number of tons that we can process.  We believe we would need to purchase an additional $450,000 of equipment to double our mill’s capacity.

Confirmation Phase

During the third quarter of 2010, we substantially revised the scope and cost of our confirmation phase.  Our confirmation phrase refers to a program to prove up and locate reserves on our property. We need to obtain a satisfactory estimate of the remaining reserves on the property and their location in order to develop a comprehensive plan for the full development of the mine site.  The program will involve building a three dimensional map of War Eagle Mountain showing the precise location of veins, shafts and tunnels.  Through exploratory drilling and core sampling, we hope to obtain as much information as possible about the location, thickness and quality of the vein systems near the main shafts, and later throughout the entire mountain.  The map will be a valuable tool in analyzing the extent of the remaining reserves, mineralization trends, and other pertinent geological and mining information.  The most significant change to the confirmation phase contemplates a more comprehensive set of core samples, both from the surface of the mountain and from the inside of the mountain using the Sinker Tunnel, and associated costs, including locating drilling equipment at the site, and logistical costs for the crew, such as vehicles, meals, shelter on the mountain, and accommodations for a geologist, field technician and drill crew.  We decided to expand the scope of the confirmation phase in order to obtain a National Instrument 43-101, which is a report developed by the Canadian Securities Administrators for mining companies.  A National Instrument 43-101 is necessary for listing our common stock on any exchange overseen by the Canadian Securities Authority, including the Toronto Stock Exchange.

We have retained a surveying firm, Engineering Northwest, Inc., to perform the confirmation phase.  The surveyors will perform their services under the direction of William Earll, our general manager for our mining operations.

Another aspect of the confirmation phase will involve the development of a plan to use the Sinker Tunnel to mine the interior of the mountain on a year round basis.  The plan will involve accessing and draining the mine shafts on the top of the mountain from the Sinker Tunnel, as well as relocating and collaring old shafts on the mountain.  We estimate that the confirmation phase will take about 18 months, and will cost approximately $4,500,000.  We began preliminary work on the confirmation phase in the quarter ended June 30, 2010.

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

During the nine months ended September 30, 2010, we started (and have since completed) some improvements to the mine site that were previously part of our development phase, including improving about four miles of the county road linking State Route 78 with Silver City, 1.8 miles of access road to the Sinker Tunnel Complex from the county road, and about 1.6 miles of access road to the Oro Fino vein outcrop area to permit heavier loads and year round access, as well improvements to the physical facilities at the milling location site and mine site to accommodate our workers.

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

Results of Operations

Nine months ended September 30, 2010 and 2009

We are in the exploration stage and have generated no revenues in the nine months ended September 30, 2010 and 2009.  Our revenues in the nine months ended September 30, 2010 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  We plan to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We anticipate future shipments will be made on a regular basis.

We reported losses from operations during the nine months ended September 30, 2010 and 2009 of ($6,121,584) and ($1,889,581), respectively.  The increased loss in 2010 as compared to 2009 was attributable to the following factors:

•

Consulting fees increased from $1,277,427 in 2009 to $4,491,570 as a result of increased use of consultants in 2010.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2009	2010

Accounting services	42,195	373,672
Shareholder relations services	28,000	942,293
Computer and IT services	12,575	21,770
Technical consulting	81,987	17,946
Locating and due diligence services on future acquisition opportunities	49,067	637,925
Administrative, office and clerical	79,973	49,973
Legal services	17,725	10,422
Advice on debt and equity capital raising	828,034	1,852,833

•

Salaries and wages increased from $132,250 in 2009 to $477,378 in 2010 as a result of the addition of new employees;

•

Depreciation expense decreased from $127,929 in 2009 to $95,532 in 2010 as a result of depreciation of $58,486 related to mill equipment used in production that was capitalized as inventory during the three months ended September 30, 2010, offset by increased depreciation overall resulting from the acquisition of substantial equipment to be used in our mining operations in 2010 and late 2009.

•

Tunnel, road and pit maintenance increased from $22,147 in 2009 to $251,589 in 2010 as a result of work on our road and the sinker tunnel.

•

General and administrative expenses increased to $805,515 in 2010 as compared to $329,828 in 2009 as a result of property lease fees of $250,000 and operating expenses related to the new mill operations of approximately $225,000.

We reported net losses during the nine months ended September 30, 2010 and 2009 of ($6,257,560) and ($1,967,879), respectively.  The increased loss in 2010 as compared to 2009 was largely attributable to an increase in loss from operations and by an increase in interest expense resulting from higher interest bearing debt in 2010.  In particular, interest expense increased from $78,298 in 2009 to $135,976 in 2010.

Three months ended September 30, 2010 and 2009

We are in the exploration stage and have generated no revenues in the three months ended September 30, 2010 and 2009.  Our revenues in the three months ended September 30, 2010 are not representative of our revenues in the future.  In May 2010, we began processing tailings at our mine site.  We plan to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We anticipate future shipments will be made on a regular basis.

We reported losses from operations during the three months ended September 30, 2010 and 2009 of ($1,684,017) and ($760,996), respectively.  The increased loss in 2010 as compared to 2009 was attributable to the following factors:

•

Consulting fees increased from $401,905 in 2009 to $849,264 as a result of increased use of consultants in 2010.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2009	2010

Accounting services	20,066	-
Shareholder relations services	10,500	436,270
Computer and IT services	2,580	-
Technical consulting	20,138	1,938
Locating and due diligence services on future acquisition opportunities	44,800	193,200
Administrative, office and clerical	11,667	11,667
Legal services	4,375	1,458
Advice on debt and equity capital raising	249,700	221,667

•

Salaries and wages increased from $59,750 in 2009 to $164,749 in 2010 as a result of the addition of new employees;

•

Depreciation expense decreased from $49,448 in 2009 to $0 in 2010 as a result of depreciation of $58,486 related to mill equipment used in production that was capitalized as inventory during the three months ended September 30, 2010.

•

Tunnel, road and pit maintenance increased from $22,147 in 2009 to $232,988 in 2010 as a result of work on our road and the sinker tunnel.

•

General and administrative expenses increased to $437,016 in 2010 as compared to $227,746 in 2009 as a result of property lease fees of $250,000.

We reported net losses during the three months ended September 30, 2010 and 2009 of ($1,745,394) and ($813,083), respectively.  The increased loss in 2010 as compared to 2009 was largely attributable to an increase in loss from operations and by an increase in interest expense resulting from higher interest bearing debt in 2009.  In particular, interest expense increased from $52,087 in 2009 to $61,377 in 2010.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for our last nine months ended September 30, 2009 and 2010:

	Nine months ended September 30,
	2010	2009
Net cash provided by (used) in operating activities	$ (659,529)	$ (344,895)
Net cash provided by (used) in investing activities	(999,451)	(30,142)
Net cash provided by (used) in financing activities	1,692,384	395,558
Net (decrease) increase in unrestricted cash and cash equivalents	$ 33,404	$ 20,521

Comparison of 2009 and 2010

In the nine months ended September 30, 2009 and 2010, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($659,529) of cash in 2010, as compared to ($344,895) of cash in 2009.  Major non-cash items that affected our cash flow from operations in 2009 were non-cash charges of $127,929 for depreciation and amortization, and $1,449,470 for the value of common stock issued for compensation.  Our operating assets and liabilities supplied $45,585 of cash, most of which resulted from an increase in accounts payable and accrued liabilities of $114,750, offset by a decrease in accounts payable of ($128,975).

Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $154,018 for depreciation and amortization, and $5,164,351 for the value of common stock issued for compensation.  Our operating assets and liabilities used ($189,558) of cash, most of which resulted from an increase in accrued payroll of $323,238, offset by a reduction of (94,522) of accounts payable and an increase in inventories of ($559,993).

Investing activities used ($999,451) of cash in 2010, as compared to ($30,142) of cash in 2009.  The significant increase in cash used in investing activities was attributable to materially greater expenditures for equipment used to construct our mill, as well as improvements to our mining property.

Financing activities supplied $1,692,384 of cash in 2010 as compared to $395,558 of cash in 2009.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2010, we issued $1,825,515 in notes, as compared to 2009 when we issued $443,000 of notes.

Our balance sheet as of September 30, 2010 reflects current assets of $559,993, current liabilities of $1,761,688, and a working capital deficit of ($1,167,689).

We will need substantial capital over the next year.  We believe that we have sufficient capital at this time to process tailings at our mine site, but will need about $6,500,000 to complete a confirmation process and commence processing raw ore.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance.  In particular, as of September 30, 2010, we had outstanding $3,039,856 in notes payable, of which $724,100 is due within one year of that date.

The capital that we have raised to date has enabled us to finance the startup phase of our business plan, which involves processing mine tailings left from previous mining activity at the site, and will enable us to begin revenue generating activities. Now that have begun operations, we believe that additional capital sources will become available, including investment funds and other investors that we have talked to who want to see us generating revenues before they make an investment.  We have a number of options that we believe will enable us to continue with our business plan despite insufficient capital.  For example, we plan to continue deferring payment of salaries to our management, certain accounts payable, and if necessary some portion of our monthly lease payments to Goldland, because in each case we do not expect the creditor to take any legal action against us as a result of the deferral.  Goldland, for example, is controlled by our officers, and therefore we do not expect Goldland to take any legal action as a result of our deferral of lease payments to it.  We also plan to continue issuing shares to certain service providers that are willing to accept shares for payment.  In the event we are able to raise some, but not all, of the capital that we need, we plan to request that note holders extend the maturity of their notes or convert their notes into shares of common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the nine months ended September 30, 2010, and have no revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of convertible notes and to solicit existing convertible note holders to convert their notes into common stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended September 30, 2010, we issued shares of Class A Common Stock in the following transactions:

•

17,843,856 shares of Class A Common Stock valued at $768,066 upon conversion of promissory notes with a principal balance of $707,864 and accrued interest of $60,202.

•

4,883,325 shares of Class A Common Stock were issued to various vendors for consulting services valued at $836,270.

•

3,664,051 shares of Class A Common Stock valued at $595,146 were issued to a vendor for services and equipment related to our milling operation.

We also repurchased 70,270 shares of Class A Common Stock for $13,000, or $0.185 per share, which was the market price at the time of the transaction.

Promissory notes with an original principal amount of $308,000 were issued to various investors.  Each note has a term of two years, bears interest at 7% per annum, and is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

The shares and notes were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER FALCON MINING, INC.
Date: November 10, 2010	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: November 10, 2010	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1

Agreement and Plan of Merger by and among Dicut Holdings, Inc., Silver Falcon Mining, Inc. and Dicut KLM, Inc. dated October 12, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)

3.1	Certificate of Incorporation of Silver Falcon Mining, Inc., a Delaware corporation, dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.2	Certificate of Amendment of Certificate of Incorporation dated October 15, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.3	By-Laws (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.1	Form of Class A Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.2	Form of Convertible Promissory Note (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.3	Form of Convertible Promissory Note (incorporated by reference to the Form 10-Q for the period ending September 30, 2009)
10.1	Employment Agreement of Pierre Quilliam (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
10.2	Employment Agreement of Denise Quilliam (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
10.3	Lease Agreement between Goldland Holdings, Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
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

10.6	Form of Consulting Contract (incorporated by reference to the Form 10/A Registration Statement filed November 3, 2009)

10.7	Real Estate Purchase and Sale Agreement dated November 30, 2009 (incorporated by reference to the Form 8-K filed January 27, 2010)
10.8	Promissory Note payable to Joyce Livestock Company Limited (incorporated by reference to the Form 8-K filed January 27, 2010)
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