Form 10-K
period 2010-12-31
Silver Falcon Mining, Inc.
filed 2011-03-25
CIK 1464830

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

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ]  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Ac.   Yes [ ]  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $34,595,689 based upon a market price of $0.16 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 304,665,315 Class A Shares and 3,884,321 Class B Shares as of March 9, 2011.

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

PART I

ITEM 1. BUSINESS.

Overview

We were formed in the State of Delaware on October 15, 2007.  On October 15, 2007, we completed a holding company reorganization with Dicut Holdings, Inc. (“Dicut”) pursuant to Section 251(g) of the Delaware General Corporation Law.  Dicut previously operated in the information technology business, but ceased operations in 2005.

On September 14, 2007, GoldLand Holdings, Co. (“GoldLand”) acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.

On October 11, 2007, we entered into a lease agreement with GoldLand, under which we leased GoldLand’s owned and leased acreage on War Eagle Mountain, Idaho. The lease expires on April 1, 2025, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, we are responsible for all mining activities on the land, and we are obligated to make annual lease payments of $1,000,000 per year payable monthly, plus a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from land.  Pierre Quilliam, our chairman and chief executive officer, was also the chairman and chief executive officer of GoldLand at the time the lease was entered into.

On September 21, 2008, we acquired from Mineral Extraction, Inc. all mineral, mining and access rights to two mining claims on War Eagle Mountain, covering 18.877 total acres, and filed lode claims for four mill site locations and the Sinker Tunnel location.  In December 2009, we acquired a mill site at the foot of War Eagle Mountain, and constructed a mill on the site.

We began actual operations in May 2010. Initially, our operations will consist of processing tailings left on the mine site from prior mining operations, which estimate are about 500,000 tons.  Later, after we complete a confirmation program to prove up and locate reserves on our property, and make further capital improvements to the mine site, we plan to begin mining and processing raw ore.

In 2010, the roads to the Sinker Tunnel Complex were upgraded to allow 25-ton trucks access to the site, and an area 300x400 feet was prepared to act as a staging area at the 5,200 foot level. The Sinker Tunnel was aerated in its entire length and the entrance to the Sinker Tunnel was permanently extended and secured to avoid land or snow slides to block access to the Sinker Tunnel. Permanent drainage pipes are being laid in the Sinker Tunnel as it was determined that the Sinker Tunnel is the main drain for the War Eagle complex. Mining and shoring or rock bolting of some weak points in the top wall is underway. Permitting for exploration of the Sinker Tunnel is underway with training for underground personnel and safety measures being installed per the latest mining rules and regulations.

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

By 1866, all the major mines in the area had been discovered and were being developed. The major mines were the Oro Fino, Cumberland, Poorman, Ida Elmore, Golden Chariot, Minnesota, Mahogany and the Morning Star in Silver City.  There were 12 mills in the area with a total of 132 stamps to pulverize the ore, separate the metal from the rock and pour the raw metal into rectangular bricks of bullion dore. This bullion was then shipped out of the area, sometimes as far away as Europe, for refining into pure gold and silver.  By the end of 1875, approximately 750,000 ounces of gold equivalent were reportedly extracted from the shafts on War Eagle Mountain.

In August 1875, a financial panic that had started in New York in 1873, culminated with the San Francisco bank crash, and then the closure of the San Francisco Stock Exchange. A nationwide depression occurred, which resulted in source of working capital for the mines drying up. The miners continued to work without pay until October 1875, when they left the mountain for employment elsewhere.  During the winter of 1875-1876, because the mines were not being used, the shafts filled with water.  This condition has existed for the past 134 years, which has resulted in the preservation of these historical vein systems without being disturbed by intruders or miners.

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

It was anticipated that the Sinker Tunnel would intersect the Oro Fino Vein at about 7,000 feet from the tunnel portal.  The Oro Fino Vein was actually intersected at 6,890 feet in May 1902.  After the Sinker Tunnel was extended north about 80 feet, a raise was started upwards toward the bottom of the Golden Chariot Shaft.  When this raise reached 620 feet in height it was only 150 feet below the bottom of the Golden Chariot Shaft, which contained about 1,100 feet of water.  At this point the amount of water permeating down into the raise was increasing every day, which caused the miners to become anxious about their safety, and raised concerns as to how ASARCO would punch the final hole into the bottom of the Golden Chariot shaft.  The miners raised concerns with the Idaho Inspector of Mines about the working conditions, which resulted in the Idaho Inspector of Mines stopping any further work in the area until safety measures were implemented.  At that time, ASARCO elected to close the project down, and return later if conditions changed, which never happened.

During 1932 and 1933, some additional exploration tunnels were driven to the north and to the south from the raise.  In 1941, salvagers opened the Sinker Tunnel and removed all the steel rail and pipe scrap for the war effort. Shortly thereafter, a landslide completely buried the entrance to the tunnel under 50 feet or more of earth and rock, and the Sinker Tunnel complex was forgotten.

In 1993, Mineral Extraction, Inc., the current owner at the time, rediscovered the location of the tunnel and over several years attempted to refurbish the Sinker Tunnel complex, with the exception of the raise, nearest the bottom of the Golden Chariot shaft.  The entrance was excavated, and a semi permanent structure was built to protect the site.  In 2010, the roads to the Sinker Tunnel Complex were upgraded to allow 25-ton trucks access to the site, and an area 300x400 feet was prepared to act as a staging area at the 5,200 foot level. The tunnel was aerated in its entire length and the entrance to the tunnel was permanently extended to avoid land or snow slides to block access to the tunnel. Permanent drainage pipes are being laid in the tunnel as it was determined that the Tunnel is the main drain for the War Eagle complex. Mining and shoring or rock bolting of some weak points in the top wall is underway. Permitting for exploration of the tunnel is underway with training for underground personnel and safety measures being installed as per the latest mining rules and regulations. The company is also a member, in good standing, of the Idaho mining rescue system.

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

Description of Mining Properties

We have one mining property, which is a variety of land and mining claims on and near War Eagle Mountain, Idaho.  War Eagle Mountain is located about 50 miles southwest of Boise, Idaho, and about one mile east of Silver City, Idaho.  The Sinker Tunnel is about 15 miles off of State Highway 78 and the mine sites on the top of War Eagle Mountain are about 20 miles off of State Highway 78.  Access to both the Sinker Tunnel and the mines on the mountain currently is by truck or heavy duty vehicle or ATV, as only the first seven miles of county roadway off of State Highway 78 is paved.  Below is a map illustrating the location and access of War Eagle Mountain:

Our mine on War Eagle Mountain is a combination of owned and leased land and mining claims.

Leased Properties:  GoldLand owns an undivided 29.167% fee title interest in seven properties, and ten unpatented mining claims, which we lease from GoldLand under a lease dated October 11, 2007.  The lease expires on April 1, 2025, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, we are responsible for all mining activities on the land, and we are obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from land.  The properties which we lease from GoldLand are listed below:

Name	Ownership Interest	Type of Claim	Acres

Poorman Lode Claim	29.167%	Patented claim	3.44
London Lode Claim	29.167%	Patented claim	17.52
North Empire Lode Claim	29.167%	Patented claim	0.98
Illinois Central Lode Claim	29.167%	Patented claim	2.08
South Poorman Lode Claim	29.167%	Patented claim	17.06
Jackson Lode Claim	29.167%	Patented claim	10.33
Oso Lode Claim	29.167%	Patented claim	20.41
Cape Horn No. 1	100%	Unpatented Lode Claim	20.6
Great Western No. 1	100%	Unpatented Lode Claim	20.6
Great Western No. 2	100%	Unpatented Lode Claim	20.6
Great Western No. 3	100%	Unpatented Lode Claim	20.6
Great Western No. 4	100%	Unpatented Lode Claim	20.6
GoldLand #13	100%	Unpatented Placer Claim	20.6
GoldLand #14	100%	Unpatented Placer Claim	20.6
GoldLand #15	100%	Unpatented Placer Claim	20.6
GoldLand #25	100%	Unpatented Placer Claim	20.6
GoldLand #26	100%	Unpatented Placer Claim	20.6

A patented mining claim is one which the federal government has passed title to the claimant, making the claimant the owner of the surface and mineral rights.  An unpatented mining claim is one which is still owned by the federal government, but which the claimant has a right to possession to extract minerals.  Claims to federal land for mining purposes may be obtained by filing a claim with the Bureau of Land Management and paying a nominal fee.  A claim may be maintained as long at the holder engages in mining activity on the claim or, in lieu of mining activity, by filing an annual renewal form and paying an annual fee to the Bureau of Land Management by September 1 of each year.  The annual fee is $10 per claim for small miners and $140 per claim for large miners.  GoldLand is obligated to pay any annual fees to maintain the claims which it leases to us.

GoldLand is not the sole owner of seven of the patented claims that we lease from GoldLand, and instead owns only 29.166% of the claims.  The remaining 70.834% of the patented claims are owned by a large number of descendants of the original parties that obtained the patent rights to the mining claims.  We are in the process of trying to identify and acquire or lease the remainder of ownership of these mining claims.

Owned Land and Claims:  We also own the following claims:

Name	Type of Claim	Acres

Sinker Tunnel #1	Unpatented Tunnel location	20.6
Sinker #1	Unpatented Mill site location	5
Sinker #2	Unpatented Mill site location	5
Sinker #3	Unpatented Mill site location	5
Sinker #4	Unpatented Mill site location	5

The Cumberland Lode	Patented Claim	5.927
The Louisiana Lode	Patented Claim	5.927

The Sinker Tunnel is burdened by a royalty obligation to Bisell Investments, Inc. and New Vision Financial, Ltd., under which we are obligated to pay each a quarterly royalty of 7.5% of the net smelter return or net refinery return of any ore which originates, terminates or was gained access through the Sinker Tunnel or the grounds of the Sinker Tunnel complex.  The royalty was originally granted by Mineral Extraction, Inc. to Laoshan Group, LLC, and then acquired by the current owners of it, before we acquired the Sinker Tunnel.

We only own the mineral rights to the Cumberland and Louisiana Lode Claims.  The surface rights were retained by Mineral Extraction, Inc., although we entered into a license agreement with Mineral Extraction, Inc. under which we have the right to use the surface for all purposes related to mining ore from the claims.

Mill Site: We own 20 acres in Owyhee County at the foot of War Eagle Mountain, where he have offices on site and a milling complex suitable for the present planned production.

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

Historical records indicate that the Oro Fino Vein system extends at least some 12,000 feet in a north-south direction and has been observed to vary greatly in thickness (from 0.5 ft to 25 ft) and mill grades of 0.5 to 1.25 Troy ounces of gold per ton.  Our owned and leased land encompasses only about 600 feet of the Oro Fino Vein system, but all of the major mine shafts that exist on the system.  Several large pockets of very rich ore concentration have been found scattered throughout the ore shoots. Mill grades at these ore shoots containing up to 25 Troy ounces per ton have been encountered, with some areas showing grades as high as 90 to 300 oz gold/ton.

It is not known exactly how deep the vein systems are on War Eagle Mountain.  The Sinker Tunnel cuts through the Oro Fino Vein approximately 2,500 feet below the outcrop on the surface and was still strong and well developed.  To date, only about the first 300 to 1100 feet in depth of the Oro Fino Vein has been mined on approximately 15% of its total known length.

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

At present, work on the mine consists largely of vertical mine shafts at the top of War Eagle Mountain, which were started by miners in the 1800’s, typically on top of a vein that was evident from an outcropping on the surface.  The interiors of the mine shafts are believed to be in good shape, but they are all flooded from groundwater and will have to be drained before active mining can commence.  We plan to drain the mine shafts by connecting them to the Sinker Tunnel below.  We have recollared five mine shafts with stones and steel rails to make them safer and prevent rain water from entering the mines. We have extended the Sinker Tunnel entrance by 70 feet and relandscaped the property around the extension, both on the request of the Bureau of Land Management and of our engineers.

Through December 31, 2010, we spent approximately $868,859 to acquire and refurbish the mine shafts, the Sinker Tunnel and access roads.

Some of the properties have been surveyed by competent professional engineer and surveyors, but we have yet to have the properties evaluated to determine whether any mineral deposits can be mined profitably at current market rates.  Therefore, the properties are without known reserves and our proposed mining activities are exploratory in nature at this time.  The most comprehensive survey of the mineralogy of War Eagle Mountain is a report issued by the Idaho Bureau of Mines and Geology in 1926.  However, the authors of the report did not have access to the flooded mine shafts, and developed their report from visual observation of the surface, reports of past mining activity, and interviews with mining engineers who had previously worked at the site. Other reports include a report prepared in 1928 by Sinker Tunnel Mining Co., which at the time was in the process of refurbishing and extending the Sinker Tunnel, and a report issued by Copper Range Exploration in 1970.  However, the mountain has never been surveyed with a comprehensive scheme of core samples to locate and assess the veins that exist on the mountain.  All representations of potential quantities of minerals are based on historical records which are believed to be accurate, but which may not have been performed pursuant to modern standards for evaluating mineral claims. We will start core drilling from inside the Sinker tunnel and on the surface of War Eagle Mountain during 2011 and will have a resident geologist analyze the cores and draw a 3D picture of the inside of the mountain and its mineral contents.

Description of Milling Process

We have installed a mill at the foot of War Eagle Mountain which is capable of processing 100 tons of ore per day using a chemical free process.  A total of 3 circuits at the mill will produce a gold and silver concentrate as follows:

•

Ore arrives at the mill by truck from the mountain and is weighed and stacked on site in piles clearly identified as to source.  A sample is then taken to be assayed for quality control. The ore bearing rock is then loaded into a crushing and sorting circuit consisting of 3 crushers, conveyors and sorters which reduces the ore to 5/16" nuggets or smaller.

•

The crushed ore is brought into the mill via conveyor and mixed with water in a steel ball mill to produce a liquid slurry which is strained through a <270 mm mesh strainer. The ore bearing slurry water is strained, and then pumped into a Falcon Concentrator, which is basically an inverted rubber bell that spins at a high rate of speed. The concentrator forces the heavy particles in the slurry up the sides of the bell, where the heavier metals fall as a paste.  The paste is sent to the riffles table where a divider allows the washed ores to go to the concentrate tank for settling.  The cloudy water is sent to the belt press which squeezes 97% of the water out of the feed and sends it to the tanks to be reused, while the sediment is sent to a tailings pile. The dry tailings are stored in an outside tailings pile which will then be shaped consistent with the contours of the land and covered and seeded for preservation of land appearance. The water is provided by underground storage tanks and is recycled continuously, thus requiring only a small amount of water to make up for losses due to evaporation and spillage.

•

The paste that collects in the concentrate tank is then remixed with clear water and put through a vibrating process where the heavy metals (gold, silver, titanium, etc.) are separated from other substances and deposited in sealed containers.  The final product is then dried, assayed and sent to the contracted smelter for purification. We will pour our own bullion dore bars during the course of this year.

Smelting Operation

We are in the process of building a smelter operation to further process the concentrate that is produced in our milling operation.  We estimate it will cost approximately $200,000 to construct and equip the smelter, and should be completed around July 1, 2011.  The smelter will enable us to process the gold and silver in our concentrate into dore bars, which will then be assayed and shipped to a refiner for final processing to the level of purity needed to market the ore.  Until our smelter is complete, we plan to stockpile our concentrate.

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

Markets and Major Customers

Our original plan was to process the ore we mine into concentrate and then contract with a refinery to refine the bullion concentrate and purchase any resulting minerals at market prices, less a commission.  While there are a number of refiners which will refine concentrate on a contract basis, our current plan is to construct our own smelting operation to convert our concentrate into dore bars, and then ship the dore bars to a refinery for final processing.  Operating our own smelting operation will allow us to control the processing of our minerals better, including the ability to more precisely assay our production before it is shipped to a third party for final processing.  Under our lease agreement with GoldLand, we are obligated to pay a royalty of 15% of any amounts we receive from the refinery.

Seasonality of Business

Weather conditions will affect our ability to mine ore from our property.  Generally, from November to April of each year the road leading to the top of the mountain property is impassable because of snow. We will be transporting ore from the dumps on the mountain during the coming summer and fall.  We are keeping the road to the Sinker Tunnel open year round and plan to mine and deliver more ore to the mill when we start underground mining, to ensure a steady stream of revenues throughout the year.

Operational Risks

Mining involves a high degree of risk, which a combination of experience, knowledge and careful evaluation may not be able to overcome.  Mining involves the risk that fires, shaft collapses, flooding, equipment failure, human error and other circumstances may cause significant injury to persons or property, and may affect our ability to extract mined ore from our properties without significant additional capital expenditures. In such event, substantial liabilities to third parties or governmental entities may be incurred, the satisfaction of which could substantially reduce available cash and possibly result in loss of our leased mining properties. Such hazards may also cause damage to or destruction of our mine shafts, producing formations, production facilities, storage and transportation facilities, or other processing facilities.

We will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our financial position and results of operations. For further discussion on risks see “Risk Factors” below.

Regulation

Mining operations on War Eagle Mountain will be affected by numerous laws and regulations, including environmental, conservation, tax and other laws and regulations relating to the resource industry.  Most of the extraction operations will require permits or authorizations from federal, state or local agencies.  We are responsible for compliance with all applicable laws and regulations under the terms of our lease with GoldLand, but the denial or vacating of permits needed by us could have a material adverse effect on our revenues.  In view of the many uncertainties with respect to current and future laws and regulations, we cannot predict the overall effect of such laws and regulations on our future revenues.

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

Employees and Consultants

At December 31, 2010, we had 21 employees.

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

ITEM 1A. RISK FACTORS.

We Have Minimal Revenue To Date From Our Mining Properties, Which May Negatively Impact Our Ability To Achieve Our Business Objectives.

Since entering into the lease with GoldLand in October 2007, we have experienced losses from our operations.  We began processing tailings left over from prior mining activities in June 2010, and shipped our first load of concentrate to a refiner in late 2010, for which we received a small amount of revenues.     We have moved a significant quantity of tailings to our milling site to continue processing tailings through the winter.  We are currently stockpiling our concentrate, rather than shipping it to a refiner, while we finish building our own smelting operation. Our ability to become profitable will be dependent on the receipt of revenues from our mining properties being greater than our operational expenses.  We need to raise capital to finance the purchase and installation of mining equipment, to complete a survey of War Eagle Mountain, the construction of our smelting operation, and for working capital in order to finance the processing of tailings while we construct our smelter.  Until we receive material revenues from our mining operations, we are dependent on our convertible note offering to provide funds for operations, the deferral of salaries by our officers and loans from our officers to pay routine administrative expenses, and the willingness of business parties and consultants to accept our common shares as payment.  If we cannot generate sufficient revenues from our mining operations, we may never become profitable.

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

We Have a Limited Operating History as a Mining Company, Which Makes It Hard To Evaluate Our Prospects.

We have only a limited operating history as a mining company upon which to base an evaluation of our current business and future prospects.  To date, our operations have consisted of transporting tailings left from prior mining activities to our mill site, and processing some of the tailings into concentrate.  We recently hired a president who has substantial experience running mining operations for other companies, but the remaining members of our management do not have any prior training or experience in minerals exploration or mining.  We do not have an established history of locating and developing properties that have mining reserves.  As a result, the revenue and income potential of our business is unproven.  In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business, and we may not be fully aware of many of the specific requirements related to working in the industry. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours.  We may also make decisions and choices that do not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  We may not be able to successfully address any or all of these risks and uncertainties.  Our operations, earnings, and ultimate financial success could suffer due to our management's relative lack of experience in this industry.

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

Shareholders May Suffer Dilution From the Issuance of Common Stock and Convertible Notes To Finance Our Operations

Since we decided to enter the mining business, we have financed the development of our mining operations through the issuance of common stock for services or the issuance of convertible notes for cash.  The amount of common stock and convertible notes that have been issued in the last two years has resulted in substantial dilution to shareholders.  For example, at December 31, 2008, we had outstanding 97,843,962 shares of common stock, of which 49,572,217 shares had been issued in 2008 largely for services, rent and the conversion of notes.  During the year ended December 31, 2009, we issued an additional 71,986,613 shares, largely for services, rent and acquisitions.  During the year ended December 31, 2010, we issued an additional 116,756,429 shares, largely for services, rent and the conversion of notes.  In addition, at December 31, 2010, we had $2,236,967 in convertible notes outstanding which were convertible into an additional 31,036,265 shares of common stock.

We have recently entered into an equity line of credit with Centurion Private Equity, LLC, under which we are entitled to raise up to $7.2 million from the sale of our shares to Centurion over a 24 month period. Centurion is obligated to purchase our shares pursuant to put notices that we send from time to time at a purchase price equal to 97% of the market price of our common stock, as defined in the agreement.  In order to draw under the equity line of credit, we must first file and obtain approval of a registration statement covering all shares issuable under the equity line of credit.  The issuance of shares under the equity line of credit could result in substantial dilution to existing shareholders.

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

We Need Additional Capital To Finance Our Mining Operations And We Expect To Obtain It On Terms That Dilute Existing Shareholders

We still need to raise approximately $7,000,000 in additional capital to finance initial operations at our mining site, which will consist of core drilling in the sinker tunnel to build a 3-D picture of Ware Eagle Mountain and to prepare a Section 43-101 report to validate our proven reserves.  The prior issuance of shares and convertible notes to finance our mining operations has resulted in substantial dilution to shareholders and we expect the future issuance of shares and convertible notes will result in additional, substantial dilution to existing shareholders.

We Have A Very Small Management Team And The Loss Of Any Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner; Some Members of Our Management Have Substantial Outside Business Interests.

We have five executive officers and a limited number of additional consultants.  Our success depends largely upon the continuing services of our executive officers.  We need additional executive personnel in order to fulfill our business plan and satisfy our reporting obligations as a public company in a timely fashion.  We do not maintain key person life insurance policies on the lives of any of our officers. The loss of any of our officers could seriously harm our business, financial condition and results of operations.  In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

Furthermore, our employment agreements with all executives permit them to have outside business interests, such that he is not required to devote 100% of his working time to our business.  Mr. Quilliam estimates that he spends about 95% of his working time on activities related to the commencement of mining operations on War Eagle Mountain through GoldLand and us.  Roger Schammell, Chrisian Quilliam and Thomas Ridenour all spend about 90% of their working time on activities related to the commencement of mining operations on War Eagle Mountain through GoldLand and us.  The fact that our executives have outside business interests could lessen their focus on our business.

Our Officers And Directors Have Voting Control Over Us, And Outside Shareholders Will Have Little Voice In Management.

Pierre and Denise Quilliam currently control us by virtue of their control of the majority of our Class B Common Stock.  Each share of our Class A Common Stock is entitled to one vote per share, while each share of our Class B Common Stock is entitled to forty (40) votes per share.  Pierre, Denise and Christian Quilliam combined control 3,504,321 shares of Class B Common Stock, which is 90.2% of the outstanding Class B Common Stock, whereas they only control 8,877,650 shares of Class A Common Stock which is 2.9% of the outstanding Class A Common Stock.  Because of the voting power of the Class B Common Stock, Mr. and Ms. Quilliam control 32.4% of the possible votes on any matter that must be approved by shareholders, which is likely sufficient to control the outcome of any shareholder vote.

Our Directors Have A Material Conflict of Interest With Respect To Our Mining Lease With GoldLand.

Our mining operations are based upon a lease of GoldLand’s mining rights on War Eagle Mountain.  Four of our seven directors, Pierre Quilliam, Denise Quilliam, Christian Quilliam and Allan Breitkreuz, are the sole directors of GoldLand.  In addition, Denise Quilliam, is the spouse of Pierre Quilliam and Christian Quilliam is the son of Pierre Quilliam, and therefore are not disinterested in matters pertaining to GoldLand either.

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

We Have Substantial Commitments That Require That We Raise Capital.

As of December 31, 2010, we had $61,530 of cash, current assets of $414,441, current liabilities of $1,221,784, and a working capital deficit of ($807,343).  A substantial part of our current liabilities consist of debts that we only have to pay if funds are available, such as accrued compensation to our officers of $727,633.  However, we have $200,930 of accounts payable to third parties, and $237,500 of note payments due in the next year.  In addition, we have an additional $2,179,481 of notes payable due in more than one year.  We expect that we will be able to pay our liabilities in the normal course of business from cash flow from mining operations if we are able to commence operations on schedule and our mining operations meet our profit expectations.  If we are not able to commence operations on schedule, or if our operations are not as profitable as we expect, we will have to raise additional capital in order to pay our liabilities, which we expect would be dilutive to existing shareholders.

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

If We Fail To Maintain Adequate Insurance, Our Business Could Be Materially And Adversely Affected.

Our operations are subject to risks typical of the mining industry, such as mine collapses, flooding, explosions, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.  We currently carry general liability and worker’s compensation insurance, but we do not carry insurance against environmental claims.  We consider our coverage adequate for our current operations.  We expect to increase our insurance coverage when we begin mining ore from the interior of War Eagle Mountain.

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

Under our lease of War Eagle Mountain, we are primarily responsible for compliance with all laws and regulations applicable to the mining operations, and our failure to comply could result in damages or claims for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties.  We do not currently carry insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time.  While we do not believe we need environmental insurance based on our current operations, we will reconsider our decision to not have environmental coverage prior to the time we begin to mine raw ore from the interior of War Eagle Mountain. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost, and therefore there is a good possibility that we will not procure insurance for environmental liabilities .  Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

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

As a registered public company, we experienced an increase in legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

A description of our mining properties is included in Item 1. Description of Business and is incorporated herein by reference.

We have purchased a 20 acres site in Owyhee County at the foot of War Eagle Mountain for an amount of $250,000 payable as follows; $25,000 at purchase and $22,500 per year for the next ten years interest free. We have offices on site and a milling complex suitable for the present planned production.

We also lease office space at 1385 Broadway, New York, under a lease that runs from October 1, 2008 to September 30, 2011 at a rate of $3,060 per month.  Under the lease, we issued the lessor 1,250,000 shares of our common stock valued at $110,160 at the inception of the lease as payment of rent for the entire lease term.

We also lease office space at 2520 Manatee Ave. W. Suite #200, Bradenton, FL 34205, which we share with GoldLand Holdings, Co., under a lease that runs from August 8, 2010 to August 1, 2013 at a rate of $1,065 per month for the first 12 months and $1,095 per month for the second 12 months and $1,187.40 for the third 12 months. We share the cost of the lease with GoldLand Holdings, Co. equally.

We also lease office space at 641-2 Chrislea Road, Woodbridge, Ontario Canada, under a lease that runs from January 1, 2009 to December 31, 2011 at a rate of $400 per month.  We assumed this lease in March 2010.  Under the lease, we issued the lessor 480,000 shares of our common stock valued at $9,600 at the time we assumed the lease as payment of rent for the entire lease term.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

From January 1, 2009 to March 3, 2010, our Class A Common Stock was traded on the Pink Sheets, LLC under the symbol “SFMI.”  On March 4, 2010, trading in our Class A Common Stock moved to the OTC Bulletin Board, also under the symbol “SFMI”. The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2010 and 2009.

	2010		2009
	High	Low	High	Low
First Quarter	0.07	0.07	0.07	0.02
Second Quarter	0.23	0.21	0.05	0.02
Third Quarter	0.19	0.16	0.03	0.01
Fourth Quarter	0.19	0.17	0.09	0.02

There were 131 shareholders of record of the common stock as of December 31, 2010. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2010 or 2009.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2010, we issued securities in the following unregistered transactions:

•

We issued a total of $768,700 in two year notes payable.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.12 to $0.25 per share.

•

We issued 43,641,549 shares of Class A Common Stock upon conversion of $2,449,065 of convertible notes payable.

•

We issued 4,491,414 shares of Class A Common Stock to eight different parties for services valued at $250,727.

All securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, during the quarter ended December 31, 2010.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2010	--	--	--	--
November 2010	101,316	$0.1283	--	--
December 2010	--	--	--	--
Total	101,316	$0.1283	--	--

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

Overview

On September 14, 2007, GoldLand acquired an interest in 174.82 acres of land on War Eagle Mountain, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  GoldLand also has five placer claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 100 acres in total.

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must commence July 1, 2010.  Effective November 1, 2010, GoldLand agreed to allow us to defer lease payments until December 31, 2011, and to extend the lease term by fourteen months.

We began actual operations in May 2010.  Initially, as described below, actual operations consists of processing dump material left on the mine site from prior mining operations.  Later, after we complete a confirmation program to prove up and locate reserves on our property, and make further capital improvements to the mine site, we plan to begin mining and processing raw ore.

On September 21, 2008, we acquired from Mineral Extraction, Inc. all mineral, mining and access rights to two mining claims on War Eagle Mountain, covering 18.877 total acres, as well as claims for four mill site locations and the Sinker Tunnel location.

Our plan to develop our mining properties into an active mine will take place in three phases.

Start-up Phase

Our initial phase involved completing construction of a mill, and using the mill to process tailings left over from prior mining operations.  We were successful in our negotiations to purchase a parcel of land about half way between Highway 78 and the Sinker Tunnel entrance where we have constructed our mill.  We closed on the purchase of this site in December 2009.  We have purchased all of the milling equipment we need, which is currently installed and operating in Murphy, Idaho.  As the mill is up and running, we plan to haul sufficient dump material, leftover from 6 prior mill sites on the mountain, during the summer months, to our mill site for processing during the summer and winter.  Our testing indicates that, as a result of milling techniques used in the 1800’s which failed to extract all of the gold and silver from the ore, there are sufficient quantities of gold and silver remaining in the dump material to justify further processing.  We elected to build the mill on private property that we own, rather than BLM property, because of lower reclamation costs, even though the offsite property will entail higher transportation costs.

We report that the installation and startup of the mill and the working capital to begin transport of ore to the mill for processing has necessitated an investment of approximately $3.46 million, as follows:

•

The purchase and the preparation of property for mill use cost about $549,375;

•

The installation and certification of the mill cost about $517,283;

•

Completing the purchase mill equipment cost about $1,617,368;

•

Moving ore to stockpile at the mill in 2010 cost about $352,911;

•

Start-up mill salaries to the end of 2010 cost $425,238, and are estimated to be an additional $300,000 until June 2011 when our smelter is due to be completed and we begin receiving revenues from our production.

We believe that we have sufficient capital to finance this phase of development.

We closed on the purchase of our mill site in early December 2009, and have begun processing tailings in May of 2010.  Since the closing, we have made improvements to the road to the mill site, located an office on the property, removed the topsoil from an area of the mill site where our tailings are stacked and drilled a water well, erected a mill building with ancillary structures and fenced off the area. We were able to move a sufficient amount of tailings, for the winter's production, to the mill site before the roads became impassable on the mountain.  We have sufficient tailings to process through the winter, and will be hauling from the mountain as soon as the spring thaw is over when the roads become passable again.

In 2010, the roads to the Sinker Tunnel Complex were upgraded to allow 25-ton trucks access to the site, and an area 300x400 feet was prepared to act as a staging area at the 5,200 foot level. The Sinker Tunnel was aerated in its entire length and the entrance to the Sinker Tunnel was permanently extended to avoid land or snow slides to block access to the Sinker Tunnel. Permanent drainage pipes are being laid in the tunnel as it was determined that the Sinker Tunnel is the main drain for the War Eagle complex. Mining and shoring or rock bolting of some weak points in the top wall is underway. Permitting for exploration of the Sinker Tunnel is underway with training for underground personnel and safety measures being installed as per the latest mining rules and regulations.

Confirmation Phase

During 2010, we substantially revised the scope and cost of our confirmation phase.  Our confirmation phrase refers to a program to prove up and locate reserves on our property. We need to obtain a satisfactory estimate of the remaining reserves on the property and their location in order to develop a comprehensive plan for the full development of the mine site.  The program will involve building a three dimensional map of War Eagle Mountain showing the precise location of veins, shafts and tunnels.  Through exploratory drilling and core sampling, we hope to obtain as much information as possible about the location, thickness and quality of the vein systems near the main shafts, and later throughout the entire mountain.  The map will be a valuable tool in analyzing the extent of the remaining reserves, mineralization trends, and other pertinent geological and mining information.  The most significant change to the confirmation phase contemplates a more comprehensive set of core samples, both from the surface of the mountain and from the inside of the mountain using the Sinker Tunnel, and associated costs, including locating drilling equipment at the site, and logistical costs for the crew, such as vehicles, meals, shelter on the mountain, and accommodations for a geologist, field technician and drill crew.  We decided to expand the scope of the confirmation phase in order to obtain a National Instrument 43-101, which is a report developed by the Canadian Securities Administrators for mining companies.  A National Instrument 43-101 is necessary for listing our common stock on any exchange overseen by the Canadian Securities Authority, including the Toronto Stock Exchange.

We have recently hired Mr. Roger Scammell, a geologist with many years of experience in the mining industry, as our President.  Mr. Scammell and Engineering Northwest, Inc., a surveying firm, will perform the confirmation phase.  Under the direction of our new president, the drillers and surveyors will perform their services with the help of Mr. William Earll, our general manager for our Idaho operations.

Another aspect of the confirmation phase will involve the development of a plan to use the Sinker Tunnel to mine the interior of the mountain on a year round basis.  The plan will involve accessing and draining the mine shafts on the top of the mountain from the Sinker Tunnel, as well as relocating and collaring old shafts on the mountain.  We estimate that the confirmation phase will take about 18 months, and will cost approximately $7,000,000.  We began preliminary work on the confirmation phase in mid-2010.

Development Phase

The development phase involves transitioning the mine from processing tailings leftover from prior mining activities to extracting and processing raw ore from the mountain.  We believe that full scale mining of raw ore will be profitable. In particular, historical records of mining on the site, and subsequent reports of the geology of the mountain, indicate that veins containing gold and silver extend much further vertically than could be mined when the site was last mined in the 1880’s.  In addition, historical records indicate that gold and silver exists in the veins in sufficient densities to warrant mining using modern extraction and milling techniques.  The scope of the development phase will depend on the outcome of the Confirmation Phase, which is designed to test the accuracy of our analysis.  Our goal is to develop a drilling program that reaches as many reserves as possible at the lowest cost.  Among the improvements to the mine site that we anticipate making in the development phase are:

•

We plan to connect the mine shafts on the top of the mountain to the Sinker Tunnel in order to provide drainage to those shafts;

•

We plan to install a transportation system in the Sinker Tunnel (either tire mounted trams, narrow gauge railway, or conveyor system) to move ore out of the Sinker Tunnel for transport to our mill site; and

•

Additional improvements include housing, storage, food preparation facilities, generators for power, etc.

During the year ended December 31, 2010, we started (and have since completed) some improvements to the mine site that were previously part of our development phase, including improving about four miles of the county road linking State Route 78 with Silver City, 1.8 miles of access road to the Sinker Tunnel Complex from the county road, and about 1.6 miles of access road to the Oro Fino vein outcrop area to permit heavier loads and year round access, as well improvements to the physical facilities at the milling location site and mine site to accommodate our workers.

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

Results of Operations

Fiscal Years ended December 31, 2010 and 2009

We are in the exploration stage and generated revenues of $8,234 in the year ended December 31, 2010 and no revenues in the year ended December 31, 2009.  Our revenues in the year ended December 31, 2010 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  We plan to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We have held up on shipments of concentrate while we investigate the feasibility of constructing our own refining operations.

We reported losses from operations during the years ended December 31, 2010 and 2009 of ($9,330,619) and ($3,174,484), respectively.  The increase in loss in 2010 as compared to 2009 was largely attributable to the following factors:

•

Consulting fees increased $2,729,836 from $1,900,149 in 2009 to $4,629,985 in 2010 as a result of increased use of consultants in connection with our efforts to commence mining operations on War Eagle Mountain.  The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2010	2009

Accounting services	$ 382,352	$ 67,713
Shareholder relations services	1,071,588	84,500
Computer and IT services	21,770	25,232
Locating and due diligence services on future acquisition opportunities	641,125	238,267
Administrative, office, clerical	401,640	446,390
Technical consulting	48,135	192,125
Legal services	10,422	22,100
Advice on debt and equity capital raising	1,907,233	924,284

•

Exploration and  development expenses were $327,058 in 2010 as compared to $215,383 in 2009;

•

Mill operating expenses were $836,509 in 2010 as compared to zero in 2009.  Mill operations began in May 2010.

•

Property lease fees were $250,000 in 2010 as compared to zero in 2009;

•

Compensation expense increased to $2,330,764 in 2010 as compared to $185,167 in 2009 as the result of the addition of two employees, year-end stock awards of $514,397 to employees and $1,163,542 expense recognized in our financial statements due to stock options granted.

•

General and administrative expenses decreased to $723,616 in 2010 as compared to $732,249 in 2009

•

We reported net losses during the years ended December 31, 2010 and 2009 of ($9,574,016) and ($3,294,256), respectively.  The increased loss in 2010 as compared to 2009 was largely attributable to increased loss from operations and increased interest expense resulting from higher interest-bearing debt in 2010 as compared to 2009.  In particular, interest expense increased from $119,772 in 2009 to $243,397 in 2010.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for our last nine months ended September 30, 2009 and 2010:

	Fiscal Year ended December 31,
	2010	2009
Net cash provided by (used) in operating activities	$ (1,028,237)	$ (380,895)
Net cash provided by (used) in investing activities	(1,380,684)	(603,526)
Net cash provided by (used) in financing activities	2,469,849	985,023
Net (decrease) increase in unrestricted cash and cash equivalents	$ 60,928	$ 602

Comparison of 2009 and 2010

In the year ended December 31, 2010 and 2009, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($1,028,237) of cash in 2010, as compared to ($380,895) of cash in 2009.  Major non-cash items that affected our cash flow from operations in 2009 were non-cash charges of $141,536 for depreciation and amortization, $1,974,096 for the value of common stock issued for compensation, and $282,750 for the value of common stock issued for rent.  Our operating assets and liabilities supplied $501,929 of cash, most of which resulted from an increase in accounts payable and accrued liabilities of $115,872, an increase in accrued payroll of $167,000, and an increase in prepaid expenses of $109,959.

Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $235,646 for depreciation and amortization, $7,026,968 for the value of common stock issued for compensation, $469,220 for the value of common stock issued for rent, and $1,163,542 for the value of stock options and warrants issued for compensatory purposes.  Our operating assets and liabilities used ($399,598) of cash, most of which resulted from an increase in inventories of ($352,911), a reduction of prepaid expenses of ($383,942), and a reduction of accounts payable and accrued expenses of ($56,012), offset by an increase in accrued payroll of $340,810.

Investing activities used ($1,380,684) of cash in 2010, as compared to ($603,526) of cash in 2009.  The significant increase in cash used in investing activities was attributable to materially greater expenditures for equipment used to construct our mill, as well as improvements to our mining property.

Financing activities supplied $2,469,849 of cash in 2010 as compared to $985,023 of cash in 2009.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2010, we issued $2,602,686 in notes, as compared to 2009 when we issued $1,060,400 of notes.

Liquidity

Our balance sheet as of December 31, 2010 reflects cash of $61,530, current assets of $414,441, current liabilities of $1,331,151, and a working capital deficit of ($916,710).

We will need substantial capital over the next year.  We project that we will need about $300,000 of capital until we begin receiving steady revenues from the processing of tailings at our mine site, about $5,000,000 to complete a confirmation process, excluding the cost of drafting and completing a 43-101 report, and another $6,000,000 to commence processing raw ore.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance.  In particular, as of December 31, 2010, we had outstanding $2,236,967 in notes payable, of which $215,000 is due within one year of that date.  Also, beginning January 1, 2012, we are obligated to make monthly payments of $83,333 to GoldLand under our lease of its mining interests on War Eagle Mountain.

We have recently entered into an equity line of credit with Centurion Private Equity, LLC, under which we are entitled to raise up to $7.2 million from the sale of our shares to Centurion over a 24 month period. Centurion is obligated to purchase our shares pursuant to put notices that we send from time to time at a purchase price equal to 97% of the market price of our common stock, as defined in the agreement.  In order to draw under the equity line of credit, we must first file and obtain approval of a registration statement covering all shares issuable under the equity line of credit.  The issuance of shares under the equity line of credit could result in substantial dilution to existing shareholders. This financing will enable us to commence the confirmation phase of our business plan, which is the prove up of reserves on our property

The amount of capital that we currently have the capacity to raise is not sufficient to pay all of the capital expenses that we need to pay to commence operations, and pay our other liabilities as they come due.  However, we have a number of options that we believe will enable us to continue with our business plan despite insufficient capital.  For example, we plan to continue deferring payment of salaries to our management, certain accounts payable, and monthly lease payments to GoldLand, because in each case we do not expect the creditor to take any legal action against us as a result of the deferral.  GoldLand, for example, is controlled by our officers, and therefore we do not expect GoldLand to take any legal action as a result of our deferral of lease payments to it.  We also plan to continue issuing shares to certain service providers that are willing to accept shares for payment.  In the event we are able to raise some, but not all, of the capital that we need, we plan to request that note holders extend the maturity of their notes or convert their notes into shares of common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2010 and 2009, and have minimal revenues for 2010 and no revenues for 2009.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2010, there has not been any change in accountants, or any disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure with our auditors.  In January 2009, we retained W.T. Uniack & Co. CPA's P.C. as our independent auditor.  Prior to the retention of W.T. Uniack & Co. CPA's P.C., we had not had an independent auditor since our formation on October 15, 2007.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2010 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS and EXECUTIVE OFFICERS.

Listed below are our directors and executive officers.

Name	Age	Present Positions with Company
Pierre Quilliam	72	Chairman and Chief Executive Officer
Roger Scammell	64	President and Director
Allan Breitkreuz	43	Vice President of Finance and Development, Director
Denise Quilliam	72	Secretary and Director
Christian Quilliam	47	Chief Operating Officer and Director
Thomas C. Ridenour	49	Chief Financial Officer
Lewis Georges	57	Director
David J. Bommarito	53	Director

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Pierre Quilliam has served as our chief executive officer and a member of our board since our formation on October 15, 2007.  Prior to that, Mr. Quilliam was a board member and chief financial officer of Dicut, our former corporate parent from 2001 to January 2006, and chairman and chief executive officer of Dicut from January 2006 to October 2007.  In addition to his services as our office and director, Mr. Quilliam has been a director and officer of GoldLand since November 2003.  From 1975 to 1980, Mr. Quilliam established and operated Outico, Ltd., a reseller of industrial tools and equipment.  From 1980 to the present, Mr. Quilliam has established and managed numerous companies in various capacities, including finance, consulting, accounting and management.

Allan Breitkreuz has served as our vice president and a member of our board since November 1, 2008.  In addition to his services as our officer and director, Mr. Breitkreuz has been a director of GoldLand since 2005, and its Vice President of Finance and Development since September 9, 2006.  From 2002 to 2008, Mr. Breitkreuz was an officer and director of Warner International Networks and Extend a Pop, which provided dial up internet access. Mr. Breitkreuz majored in commercial and business financial administration at Brock University in Ontario, Canada, but did not receive a degree.

Denise Quilliam has served as a member of our board since October 30, 2007.  On July 1, 2009, Ms. Quilliam became our corporate secretary.  In addition to her services as an officer and director, Ms. Quilliam has been an office and director of GoldLand since October 30, 2007.  Other than her employment with us, Ms. Quilliam serves as a director of four private Canadian companies involved in real estate and finance, but has otherwise not been employed during the last five years. Ms. Quilliam received a B.S. degree in Teaching from the Ignace Bourget College in Quebec in 1957.

Christian Quilliam has served as a member of our board since August 24, 2009, and as our chief operating officer since April 2010. In addition to his services as an officer and director, Mr. Quilliam has been a director of GoldLand since September 2010, and its chief operating officer since April 2010. Mr. Quilliam holds a master’s degree in digital music from McGill University in Montreal and brings extensive experience into the management and development of small cap companies.  Mr. Quilliam presently owned Q-Prompt, Inc., a teleprompting company which serviced large corporations’ needs during presentations.

Lewis Georges has been a member of our board since July 2010.  Mr. Georges has over 31 years combined experience in both the investment and commercial real-estate industries. He is an Executive Vice-president of Investments for Davenport & Company, LLC, where he actively manages millions of dollars for individuals, corporations, non-profit organizations and 401(K) retirement plans. He is the main principal of a real estate development company where he owns and rents commercial real-estate space. He has strong business acumen and experiences and has been actively involved in numerous non-profit charities in the Norfolk, Virginia area.  Mr. Georges received a B.S. in Management from Virginia Commonwealth University and maintains a Series 7 Broker’s license with FINRA (Financial Industry Regulatory Authority).

David J. Bommarito has been a member of our board since July 2010.  Mr. Bommarito is the founder and chief executive officer of The Benefits Group, Inc., and employee benefits company, which he founded in 1985.  The Benefits Group, Inc. provides traditional benefit programs, and also operates www.newhealthquote.com, which provides online quotes to small companies or individuals without insurance.  He is a Registered Financial Consultant and has consistently received numerous regional and national awards from various insurance companies and organizations over the years for top sales (i.e., Humana, Blue Cross Blue Shield of Michigan, John Alden, Fortis, the National Association of Health Underwriters among others).

D. Roger Scammell has been a member of our board and an officer since January 6, 2011.  Mr. Scammell has 40 years of experience in the mining and exploration industry worldwide, principally with epithermal gold/silver, polymetallic base metal, combined with nickel and coal deposits.  He was the Country Manager (México) for Teck Corporation and its Mexican subsidiary, Minera Teck S.A. de C.V. from 1992 to 2002.  From May 2004 to December 2010, Mr. Scammell was

Vice President of Exploration and later President of Scorpio Mining Corporation and its Mexican subsidiary, Minera Cosalá.  While at Scorpio, he was responsible for the administration and execution of exploration, development and initial production of the Nuestra Señora polymetallic silver mine in Sonora, México, as well as the onsite construction of the 1,000 tons per day flotation mill. Mr. Scammell holds a Bachelor of Science degree in geology from the University of London, England, and is a licensed Professional Geoscientist of Ontario, Canada.  Mr. Scammell also serves as a director of two other mining companies, Southern Silver Exploration Corp (TSX: SSV) and Musgrove Minerals Corp. (TSX: MGS). Mr. Scammell also agreed to serve as president and a director of GoldLand Holdings, Co. (OTC: GHDC), which is an affiliate of ours.

Mr. and Ms. Quilliam are married to each other.

Mr. Christian Quilliam is the son of Mr. and Mrs. Quilliam.

Executive Officers Who Are Not Directors

Thomas Ridenour has been our Chief Financial Officer since June 2010.  Mr. Ridenour has been a principal of Ridenour and Associates, LLC, an accounting consulting firm providing CFO services to small public and private companies, since 2002.  From 2000 to 2002, Mr. Ridenour served as Senior Vice President and Chief Financial Officer of HealthWatch, Inc., a software technology company.  Prior to joining HealthWatch, Mr. Ridenour served as Senior Vice President and Chief Financial Officer of Nationwide Credit, Inc., a receivables management company, from 1998 to 2000. From 1983 to 1998, Mr. Ridenour served in various financial management roles at American Security Group, a financial services company, Primerica Financial Services, Inc., a financial services company, and Southmark Corporation, a real estate service and development company.  Mr. Ridenour is a CPA and holds a B.S. Accounting degree from the University of South Carolina.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

Board of Directors

Our board currently consists of seven directors. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Board Committees

We do not have an audit, nominating or compensation committee.  We are in the process of establishing an audit committee and a compensation committee of our Board of Directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditor, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which is filed herewith as Exhibit 14.

Section 16(a) Beneficial Ownership Reporting Compliance

For the year ended December 31, 2010, the following officers and directors failed to file the following Forms 3, 4 or 5:

•

David Bommarito and Lewis Georges filed their Form 3’s later than they should have;

•

New Vision Financial, Ltd. failed to file a Form 4 or 5 reporting increases in its beneficial ownership as a result of its purchases of convertible notes issued by us, and the conversion of certain notes into shares of Class A Common Stock.

•

Thomas C. Ridenour has failed to file a Form 3, 4 or 5 reporting his initial ownership, the issuance of shares of Class A Common Stock to him after the date he became an officer, and his sale of shares.

•

Christian Quilliam failed to file a Form 4 or 5 relating to the issuance and sale of shares by him or a company he controls after the date he became a director.

•

Pierre Quilliam, Denise Quilliam, Christian Quilliam, Thomas C. Ridenour and Allan Breitkreuz failed to file a Form 4 or 5 with respect to shares of Class A Common Stock received as bonus compensation in 2010.

•

Pierre Quilliam, Denise Quilliam, Christian Quilliam, Thomas C. Ridenour, Allan Breitkreuz, David Bommarito and Lewis Georges failed to file a Form 4 or 5 relating to options issued in 2010.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Stock Awards $ (1)	Option Awards $ (2)	All Other Compensation $	Total $

Pierre Quilliam, Chairman and CEO (3)	2010 2009	$ 125,000 $ 125,000	$ 81,900 $ --	$ 116,354 $ --	$ -- $ 17,500	$ 323,254 $ 142,500

Denise Quilliam, Secretary and director (4)	2010 2009	$ 84,000 $ 42,000	$ 11,900 $ --	$ 29,089 $ --	$ -- $ --	$ 124,989 $ 42,000

Christian Quilliam, COO and Director (5)	2010 2009	$ 145,000 $ --	$ 90,175 $ --	$ 174,531 $ --	$ -- $ --	$ 339,831 $ --

Thomas C. Ridenour, CFO (6)	2010 2009	$ 98,000 $ --	$ 390,936 $ --	$ 174,531 $ --	$ -- $ --	$ 663,467 $ --

(1)

The stock grants for Pierre Quilliam and Denise Quilliam consisted of 585,000 and 85,000 shares of Class A Common Stock, respectively, granted as bonuses.  The shares were valued at $0.14 per share, which was the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

Mr. Ridenour received stock grants of 168,000 and 1,944,000 shares of Class A Common Stock valued at $0.14 and $0.189 per share, respectively, which was the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

Christian Quilliam received stock grants of 145,000 shares of Class A Common Stock and 1,746,875 shares of Class B Common Stock valued at $20,300 and $69,875, respectively, which was the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

(2)

The option awards to Pierre Quilliam, Denise Quilliam, Christian Quilliam and Thomas C. Ridenour consisted of 2,000,000, 500,000, 3,000,000 and 3,000,0000 options to purchase Class A Common Stock, respectively.  The options have an exercise price of $0.20 per share, a ten year term, and are subject to a one year vesting period.  The amount reported is the amount recognized for financial statement reporting purposes in accordance with ASC Topic 718

(3)

Pierre Quilliam’s compensation is based upon an employment agreement dated October 15, 2007, which provides for a base salary of $125,000 per year.  Mr. Quilliam received other compensation of $17,500 in 2009 as a result of payments we made to settle a tax debt incurred in connection with his role as an officer of Dicut, our former corporate parent.

(4)

Ms. Quilliam’s compensation is based upon an employment agreement dated July 1, 2009, which provides for a base salary of $84,000 per year.

(5)

Christian Quilliam’s compensation is based upon an employment agreement dated January 1, 2010, which provides for a base salary of $145,000 per year.  Mr. Quilliam’s compensation does not include any compensation he received as a consultant prior to the date he became an executive officer of the Company.

(6)

Mr. Ridenour’s compensation is based upon an employment agreement dated June 1, 2010, which provides for a base salary of $168,000 per year.

We did not reprice any options or stock appreciation rights during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Pierre Quilliam	--	2,000,000*	--	0.20	10/19/2020	--	--	--	--
Denise Quilliam	--	500,000*	--	0.20	10/19/2020	--	--	--	--
Christian Quilliam	--	3,000,000*	--	0.20	10/19/2020	--	--	--	--
Thomas C. Ridenour	--	3,000,000*	--	0.20	10/19/2020	--	--	--	--

*The options vest one year from the date of issuance.

Employment Agreements

Pierre Quilliam.  We entered into an employment agreement with Mr. Quilliam on January 1, 2011, which provides as follows:

•

Mr. Quilliam serves as our chief executive officer.

•

That Mr. Quilliam is entitled to a base salary of $250,000 per year;

•

Mr. Quilliam is entitled to a monthly automobile allowance of $2,700;

•

The term of the agreement is one year (or until December 31, 2011), but automatically renews for successive terms equal to the initial term unless it is terminated at least thirty days before any expiration date;

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

Denise Quilliam. We entered into a one year employment agreement with Denise Quilliam dated January 1, 2011.  The terms are identical to our employment agreement with Mr. Quilliam, except that her base salary is $95,000, her title is Secretary and she does not have an automobile allowance.

Christian Quilliam.  We have entered into a one year employment agreement with Christian Quilliam dated January 1, 2010.  The terms are identical to our employment agreement with Pierre Quilliam, except that his base salary is $195,000, he is entitled to an automobile allowance of up to $2,025 per month, his title is Chief Operating Officer, and he is allowed to perform his services primarily from Ontario, Canada, subject to a requirement to make at least 12 trips per year to the Company’s operations in Idaho.

Thomas C. Ridenour.  We have entered into a one year employment agreement with Tom Ridenour dated January 1, 2011.  The terms are identical to our employment agreement with Pierre Quilliam, except that his base salary is $195,000, he is entitled to an automobile allowance of up to $2,025 per month, his title is Chief Financial Officer, and he is allowed to perform his services primarily from Atlanta, Georgia.

Allan Breitkeuz. We entered into a one year employment agreement with Allan Breitkreuz dated January 1, 2011.  The terms are identical to our employment agreement with Mr. Quilliam, except that his base salary is $95,000, his title is Vice President and he does not have an automobile allowance.

D. Roger Scammell.  We have entered into an employment agreement with Mr. Scammell effective as of January 1, 2011, which provides as follows:

•

Mr. Scammell serves as our president and as a director.

•

That Mr. Scammell is entitled to a base salary of $250,000 per year, all of which is payable in shares of common stock registered on Form S-8;

•

The term of the agreement is one year, but automatically renews for successive terms equal to the initial term unless it is terminated at least thirty days before any expiration date;

•

Mr. Scammell is entitled to health, dental, long term disability and life insurance, to the extent provided to all of our employees pursuant to such plans and programs that we may adopt from time to time; and

•

Mr. Scammell’s employment is subject to standard provisions requiring that he maintain the confidentiality of our information.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Allan Breitkreuz (1)	-	13,300	174,531	-	-	-	187,831
Christian Quilliam (2)	-	-	-	-	-	71,770	71,770
Lewis Georges (3)	-	-	58,177	-	-	-	58,177
David J. Bommarito (4)	-	-	58,177	-	-	-	58,177

(1)

Mr. Breitkreuz’s stock award consists of 95,000 shares of Class A Common Stock valued at $0.14 per share. Mr. Breitkreuz’s option award consists of options to purchase 3,000,000 shares of Class A Common Stock at $0.20 per share.  The options have a term of 10 years, and are subject to a one year vesting requirement. The amount reported is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

(2)

Mr. Quilliam’s compensation consists of 698,073 shares of Class A Common Stock issued to Q-Prompt, Inc. valued at $71,770 for computer services while Mr. Quilliam was a director but before he became an officer.  Mr. Quilliam’s compensation after he became an officer is included in the Summary Compensation Table above.

(3)

Mr. Georges’ option award consists of options to purchase 1,000,000 shares of Class A Common Stock at $0.20 per share.  The options have a term of 10 years, and are subject to a one year vesting requirement. The amount reported is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

(4)

Mr. Bommarito’s option award compensation consists of options to purchase 1,000,000 shares of Class A Common Stock at $0.20 per share.  The options have a term of 10 years, and are subject to a one year vesting requirement. The amount reported is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

We do not have any policy regarding the compensation of directors and have paid no compensation for director services in the last two years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 9, 2011, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

	Class A Shares		Class B Shares
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
New Vision Financial, Ltd. (2) Akara Bldg 24 De Castro Street Wickhams Cay British Virgin Islands	36,781,202	11.9%	-	0.0%

David J. Bommarito (3) 2550 S. Rochester Rd. Rochester Hills, MI 48307	5,300,257	1.7%	-	0.0%

Pierre Quilliam (4)(5) 5709 Manatee Avenue West Bradenton, Florida 34209	3,830,250	1.3%	19,500	0.5%

Denise Quilliam (4)(5) 5709 Manatee Avenue West Bradenton, Florida 34209	2,610,446	0.9%	1,737,946	44.7%

Christian Quilliam (6) 5356 Vail Ct. Mississauga, Ontario Canada L5M 6G9	2,436,954	0.8%	1,746,875	45.0%

Thomas Ridenour (5) 100 North Point Center East Suite 530 Alpharetta, GA 30022	2,112,000	0.7%	-	0.0%

Lewis Georges (7) 101 West Main Street Suite 4000 Norfolk, VA 23510	316,900	0.1%	-	0.0%

Allan Breitkreuz (5) 1613 2nd Ave., RR#3 St-Catharines, Ontario Canada L2R 6P9	95,000	0.0%	0.0%	0.0%

D. Roger Scammell Don Julio Berdegue 730B Fracc. El Cid Mazatlan, Sinaloa Mexico 82100	-	0.0%	-	0.0%

All Officers and Directors as a Group (7)	16,701,807	5.5%	3,504,321	90.2%

(1) Based upon 304,665,315 shares of Class A Common Stock issued and outstanding as of March 9, 2011, and 3,884,321 shares of Class B Common Stock issued and outstanding as of March 9, 2011.

(2)  New Vision Financial, Ltd.’s shares include 31,238,988 shares of Class A Common Stock owned outright, as well as 5,542,214 shares of Class A Common Stock which it has the present right to acquire under notes which are convertible into common stock at its election.  The notes have an aggregate principal amount of $1,018,000, and are convertible at various prices based on the market value of the Class A Common Stock on the date of issuance.

(3) Mr. Bommarito’s shares include 4,326,457 shares owned outright, 140,000 shares owned by a Roth IRA, 200,000 shares owned by his spouse, and 633,800 shares owned by a pension plan of which he is a fiduciary.

(4) Pierre Quilliam and Denise Quilliam are married.

(5) All reported shares are owned outright.

(6) Christian Quilliam owns 1,051,250 shares outright, and 1,385,704 shares owned by Q-Prompt, Inc., a corporation owned by Mr. Quilliam.

(7) Mr. Georges’ shares include 17,500 shares owned outright, 195,000 shares owned by a revocable trust established by him, 4,400 shares owned by a minor child, and 100,000 shares owned by an estate of which he is administrator.

(8) All of the officers and directors hold options to purchase shares of Class A Common Stock, which are not included in their ownership amounts because the options are subject to a one year vesting requirement and are not currently exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders
2010 Stock Option Plan	20,000,000	0.20	--
2010 Employee, Consultant and Advisor Stock Compensation Plan	8,542,674	0.13	11,457,326
Total	28,542,674	--	11,457,326

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On the first quarter of 2011, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  We remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.  All of the officers and directors of GoldLand are also officers and directors of us.

Under an agreement dated July 14, 2006 entered into by a prior owner of the Sinker Tunnel location, we are obligated to pay Bisell Investments, Inc. (“Bisell”) and New Vision Financial, Ltd. (“New Vision”) a total of 15% of the net smelter return or net refinery return of any ore which originates, terminates or was gained access through the Sinker Tunnel or the grounds of the Sinker Tunnel complex.

As of December 31, 2009, GoldLand owed us $69,499.  As of December 31, 2010, we owed GoldLand $6,000.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at December 31, 2009 and December 31, 2010 was $102,660 and $323, respectively. The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to our reorganization in 2007 and our entry into the mining business in Idaho.

During 2010 we issued 698,073 of Class A Common Stock to Q-Prompt, Inc. for computer services valued at $71,770 in various transactions.  During 2009 we issued 773,448 of Class A Common Stock to Q-Prompt, Inc. for computer services valued at $25,232. Q-Prompt, Inc. is owned by Christian Quilliam, who is the son of Mr. and Ms. Quilliam. In 2010, we issued 1,746,875 shares of Class B Common Stock to Christian Quilliam as a signing bonus when he was hired as our chief operating officer.

During 2010 we issued 301,174 of Class A Common Stock to Pascale Tutt for shareholder relations and property due diligence valued at $34,862.  Ms. Tutt is the daughter of Mr. and Ms. Quilliam.  In 2011, we have issued an additional 38,290 shares of Class A Common Stock to Ms. Tutt for mineral claims administration.

In 2009, we had paid $17,500 in taxes owed by Mr. Quilliam, which were incurred in connection with his role as officer of Dicut, our former corporate parent.

From 2007 to 2010, we have issued various notes to investors to raise capital.  The notes have a term of two years, bear interest at 7% per annum payable monthly, and are convertible into Class A Common Stock at the market price on the date of issuance of the note.  Erna Breitkreuz, the mother of Allan Breitkreuz, has purchased $154,000 of convertible notes in the offering.  Sherrie Breitkreuz, the sister of Allan Breitkreuz, has purchased $13,000 of convertible notes in the offering.

Pierre Quilliam is a considered a promoter of our entry into the mining business in Idaho.  Mr. Quilliam has not personally received anything of value from us in connection with acting as a promoter except an employment agreement.  In addition to his employment agreement with us, Mr. Quilliam will benefit indirectly from our entry into the mining business because it will give us the ability to repay amounts that we owe Mr. Quilliam for expenses he has advanced on our behalf.

Mr. Quilliam will also benefit indirectly by virtue of his employment with, and ownership interest in, GoldLand.  In connection with our entry into the mining business, we entered into a lease agreement with GoldLand, under which we are obligated to pay GoldLand lease payments of $1,000,000 per year payable on a monthly basis, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from land.  Mr. Quilliam and Denise Quilliam, his wife, own 35.5% of the outstanding common stock of GoldLand. Mr. Quilliam has an employment agreement with GoldLand that entitles him to a base salary of $125,000 per year, and Ms. Quilliam has an employment agreement with GoldLand that entitles her to a salary of $42,500 per year.  GoldLand has not actually paid Mr. Quilliam’s salary, bonus or expense reimbursement yet.  Presently, GoldLand’s only source of revenue is payments under the lease with us, and therefore Mr. Quilliam ability to receive payment from GoldLand is dependent on our ability to make lease payments to GoldLand.

Mr. Quilliam will also benefit to the extent we use the Sinker Tunnel to mine ore, because Bisell is entitled to a royalty on all ore mined using the Sinker Tunnel.   Specifically, Bisell owns 50% of a royalty under which we are obligated to pay 15% of the net smelter return or net refinery return of any ore which originates, terminates or was gained access through the Sinker Tunnel or the grounds of the Sinker Tunnel complex.  Bisell acquired its royalty rights in the Sinker Tunnel from

Laoshan Group, LLC under an agreement dated July 27, 2007 in consideration for 400,000 shares each of our common stock owned by Bisell.

GoldLand acquired its mining rights on War Eagle Mountain shortly before it leased those rights to us in October 2007.  GoldLand acquired those rights by issuing 45,000,000 of its common shares each to Bisell and New Vision.  Mr. Quilliam controls Bisell.  Shortly before GoldLand acquired the mining rights from Bisell and New Vision, Bisell and New Vision acquired the mining rights from an unrelated third party by conveying the unrelated party 7,500,000 shares of GoldLand common stock that each owned GoldLand at the time.

Review, Approval and Ratification of Related Party Transactions

The board of directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Under our Code of Ethics, any conflict of interest between a director or officer and us must be referred to the non-interested directors for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and the Pink Sheets.  Since neither the OTCBB nor the Pink Sheets has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange).  Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent.  As this time, we have two independent directors, David Bommarito and Lew Georges.  Our other directors are not independent.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors, other than as disclosed above.  With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2010 and 2009, we have retained W.T. Uniack & Co. CPA's P.C. ("Uniack") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

The following is a summary of the fees billed to the Company by Uniack for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees	$ 20,000	$ 20,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$ 20,000	$ 20,000

Audit Fees consist of fees billed for professional services rendered for the audit of Silver Falcon Mining, Inc.’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Uniack in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Silver Falcon Mining, Inc.’s consolidated financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2010 or 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

List the following documents filed as a part of the report:

(1)

All financial statements:  Audited financial statements of Silver Falcon Mining, Inc. as of December 31, 2009 and 2010, and for the years ended December 31, 2009 and 2010, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

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

3.1	Certificate of Incorporation of Silver Falcon Mining, Inc., a Delaware corporation, dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.2	Certificate of Amendment of Certificate of Incorporation dated October 15, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.3	By-Laws (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.1	Form of Class A Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.2	Form of Convertible Promissory Note (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.3	Form of Convertible Promissory Note (incorporated by reference to the Form 10-Q for the period ending September 30, 2009)
10.1*	Employment Agreement of Pierre Quilliam dated January 1, 2011
10.2*	Employment Agreement of Denise Quilliam dated January 1, 2011
10.3	Lease Agreement between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
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

10.10*	Employment Agreement of Christian Quilliam dated January 1, 2011
10.11*	Employment Agreement of Thomas C. Ridenour dated January 1, 2011
10.12	Employment Agreement of D. Roger Scammell (incorporated by reference to the Form 8-K filed January 26, 2011)
10.13	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.14	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.15	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.16	2010 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.17	Form of Stock Option Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.18*	Amendment to Amendment to Lease dated March 24, 2011
10.19*	Employment Agreement of Allan Breitkreuz dated January 1, 2011
14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21*	Subsidiaries of Registrant
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SILVER FALCON MINING, INC.
Dated: March 24, 2011	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: March 24, 2011	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: March 24, 2011	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: March 24, 2011	/s/ Lewis Georges

Lewis Georges, Director

Dated: March 24, 2011	/s/ Denise Quilliam
Denise Quilliam, Director and Secretary

Dated: March 24, 2011	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director

Dated: March 24, 2011	/s/ David J. Bommarito
David J. Bommarito, Director

Dated: March 24, 2011	/s/ Lewis Georges
Lewis Georges, Director

Dated: March 24, 2011	/s/ D. Roger Scammell
D. Roger Scammell, President and Director

EXHIBIT A

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2010

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

PAGE
Audit Report of Independent Certified Public Accountants	F-3
Balance Sheets as of December 31, 2010 and 2009	F-4
Statements of Operations for the years ended December 31, 2010 and 2009, and the cumulative period from October 15, 2007 (inception) to December 31, 2010	F-5
Statements of Stockholders' Equity for the years ended December 31, 2010 and 2009	F-6
Statements of Cash Flows for the years ended December 31, 2010 and 2009, and the cumulative period from October 15, 2007 (inception) to December 31, 2010	F-7
Notes to Financial Statements for the years ended December 31, 2010 and 2009	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Silver Falcon Mining, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Silver Falcon Mining, Inc. (the “Company”) (An Exploration Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009, and the period from October 15, 2007 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2010 and 2009, and the period from October 15, 2007 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 13 of the notes to the accompanying financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company does not currently have any revenue is dependent on the deferral of salaries and loans from management and a shareholder to pay operating expenses.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Alpharetta, Georgia

March 1, 2011

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2010 and 2009

ASSETS	2010	2009
Cash and cash equivalents	$ 61,530	$ 602
Inventories	352,911	-
Due from related party (see Note 9)	-	69,499
Total current assets	414,441	70,101

Prepaid expenses (see Note 6)	715,025	331,083
Mill and mining Properties (see Note 4)	1,772,390	865,756
Mill Equipment, net of accumulated depreciation of $392,300 and $156,653 (see Note 5)	1,245,384	629,814
Other assets	6,000	-

Total Assets	$ 4,153,240	$ 1,896,754

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 310,297	$ 366,307
Accrued interest	19,221	49,273
Accrued compensation	727,633	417,000
Payroll liabilities	30,177	-
Due to related party	6,000	-
Notes payable – current	237,500	1,276,950
Director’s loan	323	102,660
Total current liabilities	1,331,151	2,212,190

Notes payable (see Note 7)	2,179,481	1,015,900
Total liabilities	3,510,632	3,228,090

Stockholders' equity:
Class A Common Stock, par value $0.0001 500,000,000 shares authorized, 286,587,004 and 169,830,575 shares issued and outstanding at December 31, 2010 and 2009, respectively	28,658	16,983
Class B Common stock, par value $0.0001, 12,500,000 shares authorized, 3,884,321 and 2,137,446 shares issued and outstanding at December 31, 2010 and 2009	389	214
Additional paid in capital	18,164,240	6,628,130
Accumulated deficit	(17,550,679)	(7,976,663)
Total stockholders' deficit	642,608	(1,331,336)

Total Liabilities and Stockholders' Deficit	$ 4,153,240	$ 1,896,754

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2010

	2010	2009	Cumulative from Inception

Revenue	$ 8,234	$ -	$ 8,234
Cost of sales	5,274	-	5,274
Gross profit	2,960	-	2,960

Expenses

Consulting fees	$ 4,629,985	$ 1,900,149	$ 9,270,503
Exploration and development	327,058	215,383	1,097,472
Mill operating expenses	836,509	-	836,509
Property lease fees	250,000	-	250,000
Compensation expense	2,330,764	185,167	2,797,431
Depreciation expense	235,647	141,536	392,300
General and administrative	723,616	732,249	2,507,171
	9,333,579	3,174,484	17,151,386

Loss from operations	(9,330,619)	(3,174,484)	(17,148,426)

Interest expense	(243,397)	(119,772)	(402,253)

Net Loss	$ (9,574,016)	$ (3,294,256)	$ (17,550,679)

Net loss per common share - basic and diluted	$ (0.04)	$ (0.02)	(0.13)

Weighted average number of common shares outstanding – basic and diluted	229,402,629	136,424,734	138,104,220

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	COMMON STOCK	COMMON STOCK			ADDITIONAL
	SERIES A	SERIES B			PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2008	97,843,962	$ 9,784	2,137,446	$ 214	3,965,349	$ (4,682,407)	$ (707,060)

Issuance of common stock for services	56,786,923	5,679			1,968,417		1,974,096
Issuance of common stock for rent	5,000,000	500			282,250		282,750
Issuance of common stock for road access	435,000	43			13,006		13,049
Issuance of common stock for acquisition	7,719,235	772			354,313		355,085
Issuance of common stock for notes payable conversions	2,045,455	205			44,795		45,000
Net loss						(3,294,256)	(3,294,256)

Balance as of December 31, 2009	169,830,575	$ 16,983	2,137,446	$ 214	$ 6,628,130	$ (7,976,663)	$ (1,331,336)

Issuance of class A common stock for services	61,898,727	6,190			6,950,903		6,957,093
Issuance of class B common stock for services			1,746,875	175	69,700		69,875
Issuance of common stock for rent	3,580,000	358			468,862		469,220
Issuance of common stock for mining property	3,687,469	368			376,797		377,165
Issuance of common stock for interest	1,250,000	125			49,875		50,000
Issuance of common stock for notes payable conversions	43,641,549	4,364			2,444,701		2,449,065
Options granted					1,163,542		1,163,542
Purchase of common stock	(301,316)	(30)			(62,970)		(63,000)
Issuance of common stock	3,000,000	300			74,700		75,000
Net loss						(9,574,016)	(9,574,016)

Balance as of December 31, 2010	286,587,004	$ 28,658	3,884,321	$ 389	$ 18,164,240	$ (17,550,679)	$ 642,608

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2010

	2010	2009	Cumulative from Inception

Cash flows from operating activities

Net Loss	$ (9,574,016)	$ (3,294,256)	$ (17,550,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	7,026,968	1,974,096	12,115,828
Issuance of common stock for road access	-	13,050	13,050
Issuance of common stock for interest	50,000	-	50,000
Issuance of common stock for rent	469,220	282,750	862,130
Options granted	1,163,542	-	1,163,542
Depreciation	235,647	141,536	392,300
Increase (decrease) in operating assets and liabilities:
Inventories	(352,911)	-	(352,911)
Prepaid expenses	(383,942)	109,959	(715,025)
Due from related party	75,499	71,529	6,000
Other assets	(6,000)	5,000	(1,000)
Accounts payable and accrued expenses	(56,012)	115,872	620,604
Accrued interest	(17,042)	32,569	32,231
Accrued payroll and payroll liabilities	340,810	167,000	757,810
Net cash used in operating activities	(1,028,237)	(380,895)	(2,606,124)

Cash flows from investing activities

Purchase of equipment	(851,216)	(154,473)	(1,637,683)
Purchase of mill and mining properties	(529,468)	(488,833)	(1,018,301)
Cash acquired in acquisition	-	39,780	39,780
Net cash used in investing activities	(1,380,684)	(603,526)	(2,616,204)

Cash flows from financing activities

Proceeds from notes payable	2,602,686	1,060,400	5,321,035
Proceeds from sale of common stock	75,000	-	75,000
Purchase of common stock	(63,000)	-	(63,000)
Repayments of notes payable	(42,500)	(7,000)	(49,500)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	(102,337)	(68,377)	(337,790)
Net cash provided by financing activities	2,469,849	985,023	5,283,858

Net increase in cash	60,928	602	61,530

Cash - beginning of year	602	-	-
Cash - end of year	$ 61,530	$ 602	$ 61,530

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2010

(continued)

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for notes payable conversion	2,449,065	45,000	2,867,565
Shares issued for acquisition	-	355,085	355,085
Shares issued for purchase mining properties	377,166	-	754,089

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

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

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence April 1, 2008, but by agreement with GoldLand we extended the commencement date to July 1, 2010.  On the first quarter of 2011, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  We remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.

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

Finished goods inventory includes bullion doré and concentrates at our operations, bullion doré in transit to refiners and bullion dore in our accounts at refineries. Inventories are valued at the lower of full cost of production or net realizable value based on current metals prices.

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

NOTE 3 – LEASE OF MINING PROPERTIES

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  The mineral rights consist of 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres, plus an additional 44 lease claims obtained from the U.S. Bureau of Land Management. Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence April 1, 2008, but we and GoldLand agreed to extend the commencement date to July 1, 2010, and agreed to extend the lease term for an equal amount of time. On the first quarter of 2011, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  We remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.

NOTE 4 – PURCHASE OF MINING PROPERTY

On December 3, 2009, we acquired twenty acres of land in Owhyee County, Idaho.  The purchase price for the land was $250,000, of which $25,000 was paid at closing and the remaining $225,000 was paid by the execution of a promissory note payable to the seller in the amount of $225,000.  The promissory note is payable without interest in ten annual installments of $22,500 each.  The first installment was due and paid on January 1, 2010.  The second installment was due and paid on January 1, 2011.  A late charge of five percent is due on any annual installment which is not paid by its due date.  The note is secured by a deed of trust lien on the property that was purchased.  In addition to the property, the purchase included a fifty foot wide access easement over the seller’s property, over which we are responsible for constructing and maintaining a roadway to access the property.  We have constructed a mill on the site to process ore derived from our mining properties nearby.

NOTE 5 – ACQUISITION OF DEEP ROCK, INC.

On January 23, 2009 we issued 7,719,235 shares of Class A Common Stock valued at $355,085 to purchase 100% of the outstanding common stock of Deep Rock, Inc., an Idaho Corporation.

NOTE 6 – MILL EQUIPMENT

During 2010 we purchased and installed equipment to be used on our mining properties totaling $851,216.  The following table summarizes our equipment as of December 31, 2010.

Mill equipment	$ 1,637,684
Accumulated depreciation	(392,300)
$ 1,245,384

NOTE 7 – PREPAID EXPENSES

On October 1, 2008, we entered into a Commercial Lease Agreement, under which we leased office space in New York, New York through September 30, 2011.  Under the Commercial Lease Agreement, we issued the lessor 1,250,000 shares of our Class A Common Stock at the inception of the lease in full payment of lease payments under the lease totaling $110,160.  We capitalized the lease payment as a prepaid expense, and are amortizing the amount on a monthly basis over the life of the lease.

We also lease office space at 641-2 Chrislea Road, Woodbridge, Ontario Canada, under a lease that runs from January 1, 2009 to December 31, 2011 at a rate of $400 per month.  We assumed the lease in March 2010.  Under the lease, we issued the lessor 480,000 shares of our common stock valued at $9,600 at the time we assumed the lease as payment of rent for the entire lease term.

In 2009, we issued 10,000,000 of Class A Common Stock for consulting contracts with terms of 12 to 48 months valued at $454,500.

NOTE 8 – NOTES PAYABLE

In 2009 and 2010, we issued two-year promissory notes with an aggregate principal amount of $635,000 and $2,602,686, respectively, to various investors.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0195 to $0.25 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from January 27, 2011 to December 30, 2012.

In 2009, we issued $202,400 of convertible notes to an investor.  The notes have a term of two years, and accrue interest at 7% per annum payable monthly.  Principal and interest due on the notes is convertible, at the election of the holder, either into (a) Class A Common Stock at the market price on the date of issuance of the note, or (b) gold bars that are 99.999% pure at the daily London fix less a discount of $460 per ounce, provided that the net amount of any amounts which the investor may elect to convert into gold bars may not exceed 30% of our net smelter return in the month.  The conversion prices range from $0.01 to $0.08 per share.  The notes mature at various dates ranging from August 11, 2011 to December 28, 2011.  These notes were converted into Class A Common Stock in October 2010.

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  (See Note 4 – Purchase of Mining Property).  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.

The maturities of notes payable are as follows:

2011	$ 215,000
2012	2,021,967
Total	2,236,967

Less current maturities	(215,000)
Long term debt	$ 2,021,967

During 2009, we issued 2,045,455 shares of our common stock upon conversion of notes payable with an aggregate principal amount of $45,000.

During 2010, we issued 43,641,549 shares of our common stock upon conversion of notes payable with an aggregate principal amount of $2,449,065.

On December 31, 2009 and 2010, the outstanding principal balance on the two-year promissory notes was $2,067,850 and $2,236,967, respectively.

At December 31, 2010, an aggregate of 31,036,265 shares of Class A Common Stock were issuable upon conversion of the notes.

NOTE 9 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Tax benefit computed at the maximum federal statutory rate	(35.0)%	(35.0)%

State tax rate, net of federal tax benefit	(3.9)	(3.9)

Increase in valuation allowance	38.9	38.9

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

We have recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2010	December 31, 2009

Deferred tax assets	$6,827,214	$3,102,922

Less valuation allowance	(6,827,214)	(3,102,922)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as we have had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2010, we had net operating loss carryforwards of approximately $16,357,693 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2030. The utilization of the net operating loss carryforwards is dependent upon our ability to generate sufficient taxable income during the carryforward period.

NOTE 10 - RELATED PARTY TRANSACTIONS

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties. We agreed with GoldLand to extend the date lease payments must commence to July 1, 2010, and extended the lease term by an equal amount of time.

On the first quarter of 2011, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  We remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.  All of the officers and directors of GoldLand are also officers and directors of us.

As of December 31, 2009, GoldLand owed us $69,499 and as of December 31, 2010, we owed GoldLand $6,000.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, Denise Quilliam, Christian Quilliam and Allan Breitkreuz are all officers and directors of GoldLand and us. Thomas C. Ridenour, who is an officer of us, is also an officer of GoldLand.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at December 31, 2009 and December 31, 2010 was $102,660 and $323, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to our reorganization in 2007 and our entry into the mining business in Idaho.

During 2010 we issued 698,073 of Class A Common Stock to Q-Prompt, Inc. for computer services valued at $71,770 in various transactions.  During 2009 we issued 773,448 of Class A Common Stock to Q-Prompt, Inc. for computer services valued at $25,232.  Q-Prompt, Inc. is owned by Christian Quilliam, who is the son of Mr. and Ms. Quilliam. In 2010, we issued 1,746,875 shares of Class B Common Stock to Christian Quilliam as a signing bonus when he was hired as our chief operating officer.   At the time of the issuances to Q-Prompt, Inc., Christian Quilliam’s parents were directors.

During 2010 we issued 301,174 of Class A Common Stock to Pascale Tutt for Shareholder relations and property due diligence valued at $34,862.  Ms. Tutt is the daughter of Mr. and Ms. Quilliam.

In 2009, we had paid $17,500 in taxes owed by Mr. Quilliam, which were incurred in connection with his role as officer of Dicut, our former corporate parent.

From 2007 to 2010, we have issued various notes to investors to raise capital.  The notes have a term of two years, bear interest at 7% per annum payable monthly, and are convertible into Class A Common Stock at the market price on the date of issuance of the note.  Erna Breitkreuz, the mother of Allan Breitkreuz, has purchased $154,000 of convertible notes in the offering.  Sherrie Breitkreuz, the sister of Allan Breitkreuz, has purchased $13,000 of convertible notes in the offering.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

We are obligated under employment agreements with our officers to make total salary payments of $772,000 per year.

On October 11, 2007, we entered into a lease agreement with GoldLand, under which we leased its mineral rights on War Eagle Mountain.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence April 1, 2008.  By agreement with GoldLand, we extended the commencement date to July 1, 2010, in which event the lease term was extended by an equal amount of time. On the first quarter of 2011, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  We remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.

NOTE 12 - CAPITAL STOCK

We are authorized to issue 500,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 12,500,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of December 31, 2010, there were 286,587,004 and 3,884,321 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.  As of December 31, 2009, there were 169,830,575 and 2,137,446 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

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

2010 Transactions:  During the year ended December 31, 2008, we issued shares of Common Stock in the following transactions:

•

61,898,727 shares of Class A Common Stock were issued to various vendors for consulting services valued at $6,957,093.

•

1,250,000 shares of Class A Common Stock were issued for interest valued at $50,000.

•

43,641,549 shares of Class A Common Stock were issued upon conversion of notes payable with an aggregate principal amount of $2,346,593.

•

3,580,000 shares of Class A Common Stock were issued for rent valued at $469,220.

•

3,687,469 shares of Class A Common Stock were issued to purchase and make improvements to properties valued at $205,723.

•

3,000,000 shares of Class A Common Stock were issued for cash totaling $75,000.

•

301,316 shares of Class A Common Stock was purchased for $63,000.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of the Company in 2010 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009	-	-
Granted	20,000,000	$0.20
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2010	20,000,000	$0.20

All warrants were issued on October 20, 2010, expire on October 20, 2020, have an exercise price of $0.20, and vest one year after the date of issuance.  The weighted-average fair value of stock options or warrants granted to employees and consultants during the year ended December 31, 2010, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	$0.20
Risk-free interest rate at grant date	1.25%
Expected stock price volatility	64%
Expected dividend payout	0%
Expected option life (in years)	2 years

Total stock-based compensation expense recognized by us for the year ended December 31, 2010 was $1,163,542.

NOTE 14 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we have incurred net losses of ($3,294,256) and ($9,574,016) for the years ended December 31, 2009 and 2010, respectively.  We have remained in business primarily through the deferral of salaries by management, loans from our chief executive officer, and loans from a significant shareholder.  We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 15 – SUBSEQUENT EVENTS (UNAUDITED)

Since January 1, 2011, we issued two-year promissory notes with an aggregate principal amount of $646,000 to various investors.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.149 to $0.19 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from January 4, 2013 to March 14, 2013.

Since January 1, 2011, we have issued 17,878,311 shares of common stock valued at $2,798,600.  4,818,750 of the shares were issued to Pierre Quilliam, Denise Quilliam and Christian Quilliam in satsisfaction of accrued wages due to them in the amount of $771,000.  The balance of the shares were were issued for various services.

Effective January 1, 2011, we entered into the following employment agreements with our officers:

Officer	Title	Annual Base Salary
Pierre Quilliam	CEO	$250,000
Denise Quilliam	Secretary	$95,000
Christian Quilliam	Chief Operating Officer	$195,000
Thomas C. Ridenour	Chief Financial Officer	$195,000
Allan Breitkreuz	Vice President	$95,000
D. Roger Scammell	President	$250,000

Each employment agreement is for an initial term of one year, and will renew for successive one year terms unless the agreement is terminated by either party within 30 days of the end of a term.  The employment agreements replace and supersede any prior agreements that we had with the officers.

On January 21, 2011, as amended on March 24, 2011, we entered into an agreement with GoldLand to amend our lease with GoldLand to defer base rent payments due for fifteen months, from October 2010 to December 2011.    The amendment also extended the term of the lease for an equal amount of time.  The deferral only applies the monthly payments of $83,333 that are due under the lease.  We remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.

F-22