Form 10-K/A
period 2010-12-31
Silver Falcon Mining, Inc.
filed 2011-04-01
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

EXPLANTORY NOTE: The Registrant is filing this amended to edit a date typo on the first page of this filing.

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

10.10*	Employment Agreement of Christian Quilliam dated January 1, 2011
10.11*	Employment Agreement of Thomas C. Ridenour dated January 1, 2011
10.12	Employment Agreement of D. Roger Scammell (incorporated by reference to the Form 8-K filed January 26, 2011)
10.13	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.14	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.15	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.16	2010 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.17	Form of Stock Option Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.18*	Amendment to Amendment to Lease dated March 24, 2011
10.19*	Employment Agreement of Allan Breitkreuz dated January 1, 2011
14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21*	Subsidiaries of Registrant
31.1	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Previously Filed.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.

SILVER FALCON MINING, INC.
Dated: April 1, 2011	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: April 1, 2011	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: April 1, 2011	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: April 1, 2011	/s/ Lewis Georges

Lewis Georges, Director

Dated: April 1, 2011	/s/ Denise Quilliam
Denise Quilliam, Director and Secretary

Dated: April 1, 2011	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director

Dated: April 1, 2011	/s/ David J. Bommarito
David J. Bommarito, Director

Dated: April 1, 2011	/s/ Lewis Georges
Lewis Georges, Director

Dated: April 1, 2011	/s/ D. Roger Scammell
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

As discussed in Note 14 of the notes to the accompanying financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company does not currently have any revenue is dependent on the deferral of salaries and loans from management and a shareholder to pay operating expenses.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Alpharetta, Georgia

March 17, 2011

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

On January 21, 2011, as amended on April 1, 2011, we entered into an agreement with GoldLand to amend our lease with GoldLand to defer base rent payments due for fifteen months, from October 2010 to December 2011.    The amendment also extended the term of the lease for an equal amount of time.  The deferral only applies the monthly payments of $83,333 that are due under the lease.  We remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.