Form 10-Q
period 2011-03-31
Silver Falcon Mining, Inc.
filed 2011-05-16
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

7322 Manatee Avenue West, #299, Bradenton, Florida 34209

 (Address of principal executive offices)

(941) 761-7819

 (Issuer’s telephone number, including area code)

______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  307,975,021 and 3,884,321 shares of Class A Common Stock and Class B Common Stock, respectively, as of April 11, 2011.

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

Item 1A.  Risk Factors.

26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

26

Item 3.  Defaults upon Senior Securities.

26

Item  4. (Removed and Reserved)

27

Item 5.  Other Information.

27

Item 6.  Exhibits.

27

SIGNATURES

27

EXHIBIT INDEX

28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2011 AND DECEMBER 31, 2010

	MARCH 31, 2011	DECEMBER 31, 2010
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 81,567	$ 61,530
Inventories	352,911	352,911
Total current assets	434,478	414,441

Mill equipment, net of accumulated depreciation of 474,397 and 392,299, respectively (see Note 4)	1,273,322	1,245,384
Mining property	1,848,042	1,772,390
Prepaid expenses (see Notes 5 and 8)	67,491	715,025
Other assets	6,000	6,000
Total Assets	$ 3,629,333	$ 4,153,240

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 115,350	$ 310,297
Payroll liabilities	24,289	30,177
Accrued interest	31,269	19,221
Due to related party	6,000	6,000
Notes payable - current portion (see Note 3)	279,500	237,500
Director's Loan	-	323
Accrued compensation	285,847	727,633
Total current liabilities	742,255	1,331,151

Notes payable (see Note 3)	2,847,881	2,179,481
Total liabilities	3,590,136	3,510,632

STOCKHOLDERS' DEFICIT
Common stock, class A, par value $0.0001, 500,000,000 shares authorized, 304,465,315 and 286,587,004, issued and outstanding, respectively	30,446	28,658
Common stock, class B, par value $0.0001, 12,500,000 shares authorized, 3,884,321 and 3,884,321 issued and outstanding, respectively	389	389
Additional paid in capital	20,914,052	18,164,240
Accumulated deficit	(20,905,690)	(17,550,679)
	39,197	642,608
Total liabilities and stockholders' deficit	$ 3,629,333	$ 4,153,240

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2011

(UNAUDITED)

	2011	2010	Cumulative from Inception

Revenue	$ -	$ -	$ 8,234
Cost of sales	-	-	5,274
Gross profit	-	-	2,960

Expenses
Consulting fees	$ 1,915,533	$ 1,220,121	$ 11,186,036
Exploration and development	296,244	-	1,393,716
Mill operating expenses	383,913	-	1,220,422
Property lease fees	-	-	250,000
Compensation expense	315,452	96,330	3,112,883
Depreciation expense	82,097	50,506	474,397
General and administrative	316,042	183,833	2,823,213
	3,309,281	1,550,790	20,460,667

Loss from operations	(3,309,281)	(1,550,790)	(20,457,707)

Interest expense	(45,730)	(40,723)	(447,983)

Net Loss	$ (3,355,011)	$ (1,591,513)	$ (20,905,690)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.01)	(0.14)

Weighted average number of common shares outstanding – basic and diluted	300,517,648	186,478,019	149,508,330

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2011

(UNAUDITED)

	2011	2010	Cumulative from Inception
Cash flows from operating activities
Net Loss	$ (3,355,011)	$ (1,591,513)	$ (20,905,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	1,903,000	1,249,882	14,018,828
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	-	-	50,000
Issuance of common stock for rent	-	110,720	862,130
Options granted	-	-	1,163,542
Increase (decrease) in operating assets and liabilities:
Depreciation	82,098	50,506	474,397
Inventories	-	-	(352,911)
Prepaid expenses	647,537	143,312	(67,491)
Due from related party	-	(7,000)	6,000
Other assets	-	-	(1,000)
Accounts payable and accrued expenses	(194,950)	(80,186)	425,654
Accrued interest	12,048	16,203	44,279
Accrued payroll and payroll liabilities	323,326	52,250	1,081,136
Net cash used in operating activities	(581,952)	(55,826)	(3,188,076)

Cash flows from investing activities
Purchase of equipment	(110,036)	(178,077)	(1,747,719)
Purchase of mill and mining properties	(75,652)	(47,259)	(1,093,953)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	(185,688)	(225,336)	(2,801,892)

Cash flows from financing activities
Proceeds from notes payable	788,000	272,500	6,109,035
Proceeds from sale of common stock	-	75,000	75,000
Purchase of common stock	-	-	(63,000)
Repayments of notes payable	-	(42,500)	(49,500)
Proceeds from Directors loans	(323)	-	337,790
Repayments of Directors loans	-	(24,440)	(337,790)
Net cash provided by financing activities	787,677	280,560	6,071,535

Net increase in cash	20,037	(602)	81,567

Cash - beginning of year	61,530	602	-
Cash - end of year	$ 81,567	$ -	$ 81,567

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for notes payable conversion	77,600	30,000	2,945,165
Shares issued for accrued compensation	771,000	-	771,000
Shares issued for acquisition	-	355,085	355,085
Shares issued for purchase mining properties	-	-	754,089
Shares issued for additions to mining properties	-	205,723	205,723

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

	COMMON STOCK		COMMON STOCK		ADDITIONAL
	SERIES A		SERIES B		PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance as of December 31, 2010	286,587,004	$ 28,658	3,884,321	$ 389	$ 18,164,240	$ (17,550,679)	$ 642,608

Issuance of class A common stock for services	11,209,561	1,121			1,901,879		1,903,000
Issuance of common stock for note payable conversion	1,850,000	185			77,415		77,600
Issuance of common for accrued compensation	4,818,750	482			770,518		771,000
Net loss						(3,355,011)	(3,355,011)

Balance as of March 31, 2011	304,465,315	$ 30,446	3,884,321	$ 389	$ 20,914,052	$ (20,905,690)	$ 39,197

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the year ended December 31, 2010. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumption are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three months period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 3 – NOTES PAYABLE

As of March 31, 2011, we had outstanding $2,947,367 of two-year promissory notes that we have issued to various investors starting in 2009.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.015 to $0.276 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from July 23, 2011 to March 31, 2013.  During the quarter ended March 31, 2011, we issued $788,000 of new notes.

During the three months ended March 31, 2011, we issued 1,850,000 shares of our common stock upon conversion of notes payable with an aggregate principal amount of $77,600.

The maturities of two-year notes payable are as follows:

2011	$ 257,000
2012	1,902,367
2013	788,000
Total	2,947,367

Less current maturities	(257,000)
Long term debt	$ 2,690,367

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  The balance due on the note at March 31, 2011 was $180,000.

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of March 31, 2011.

Mill equipment	$ 1,710,274
Vehicles	37,445
Accumulated depreciation	(474,397)
Net	$ 1,273,322

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

As of December 31, 2010 and March 31, 2011, we owed Goldland $6,000 and $6,000 respectively.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, Denise Quilliam, Christian Quilliam and Allan Breitkreuz are all officers and directors of GoldLand and us. Thomas C. Ridenour, who is an officer of us, is also an officer of GoldLand.

During the quarter ended March 31, 2011 we issued 22,264 of Class A Common Stock to Pascale Tutt for mineral claims administration valued at $4,000.  Ms. Tutt is the daughter of Mr. and Ms. Quilliam.

During the quarter ended March 31, 2011, we issued Pierre Quilliam, Denise Quilliam and Christian Quilliam 3,125,000, 787,500 and 906,250 shares of Class A Common Stock in satisfaction of accrued payroll.  The shares were valued at the market price on the date of issuance.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - CAPITAL STOCK

At March 31, 2011, our authorized capital stock was 500,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 12,500,000 shares of Class B Common Stock, par value $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of March 31, 2011, there were 304,465,315 and 3,884,321 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the three months ended March 31, 2011, we issued shares of Class A Common Stock in the following transactions:

•

1,850,000 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $77,600.

•

11,209,561 shares of Class A Common Stock were issued to various vendors for consulting services valued at $1,903,000.

•

4,818,750 shares of Class A Common Stock valued at $771,000 were issued in payment of accrued compensation.

As of March 31, 2011, the Company had outstanding notes payable to various investors in the original principal amount of $2,947,367.  All of the notes are convertible into shares of Class A Common Stock at election of the holder at conversion prices ranging from $0.015 to $0.276 per share.  Maturity dates range from July 23, 2011 to March 31, 2013. At June 30, 2010, an aggregate of 36,013,828 shares of Class A Common Stock were issuable upon conversion of the notes.

Shares issued for services are valued at the market price on the date of the invoice for the services.  Shares issues for prepaid services are valued at the market price on the date of the contract for the services.  Shares issued for services which specify that a specific number of shares be issued are valued at the market price on the date of the contract.  The conversion prices on all convertible notes were set at the market price on the date on the issuance of the convertible note.

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($3,355,011) for the three months ended March 31, 2011.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

During April 2011, we issued shares of Class A Common Stock in the following transactions:

•

1,326,230 shares of Class A Common Stock valued at $164,000 for fees associated with our equity financing arrangement.

•

1,983,476 shares of Class A Common Stock to various vendors for consulting services valued at $270,801.

Since March 31, 2011, we borrowed $145,000 from various investors pursuant to promissory notes that accrue interest at a rate of 7% annually.  The notes provide that interest is payable monthly, and all principal and interest on the notes is due two years after issuance of the notes. Principal and interest due on the notes is convertible at the election of the holder into shares of our Class A Common Stock at the price of the shares on the date of issuance of the note.

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

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must commence July 1, 2010.  Effective October 1, 2010, GoldLand agreed to allow us to defer lease payments under December 31, 2011, and to extend the lease term by fifteen months.

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

We closed on the purchase of our mill site in early December 2009, and began processing tailings in May of 2010.  Since the closing, we have made improvements to the road to the mill site, located an office on the property, removed the topsoil from an area of the mill site where our tailings are stacked and drilled a water well, erected a mill building with ancillary structures and fenced off the area. We were able to move a sufficient amount of tailings, for the winter's production, to the mill site before the roads became impassable on the mountain.  We have sufficient tailings to process through the winter, and will be hauling more tailings from the mountain as soon as the spring thaw is over when the roads become passable again.

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

Results of Operations

Three months ended March 31, 2011 and 2010

We are in the exploration stage and have generated no revenues in the three months ended March 31, 2011 and 2010.  Our revenues in the three months ended March 31, 2011 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  We plan to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars or pay us a market price for the minerals ultimately extracted from the concentrate.  In late 2010, we decided to construct our own smelter, and therefore began stockpiling concentrate instead of shipping it to a smelter.

We reported losses from operations during the three months ended March 31, 2011 and 2010 of ($3,309,281) and ($1,550,790), respectively.  The increased loss in 2011 as compared to 2010 was attributable to the following factors:

•

Consulting fees increased from $1,220,121 in 2010 to $1,915,533 as a result of increased use of consultants in 2011.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2011	2010

Accounting services	-	66,866
Shareholder relations services	597,500	249,500
Computer and IT services	-	15,350
Mineral claims administration	6,500	-
Technical consulting	179,000	14,071
Locating and due diligence services on future acquisition opportunities	3,200	328,200
Administrative, office and clerical	11,667	19,153
Legal services	-	4,589
Advice on debt and equity capital raising	1,120,000	379,666

•

Compensation expense increased from $96,330 in 2010 to $315,452 in 2011 as a result of the addition of new employees, and the execution of employment agreements with officers at increased salary rates;

•

Depreciation expense increased from $50,506 in 2010 to $82,097 in 2011 as a result of the acquisition of substantial equipment to be used in our milling operations.

•

Exploration and development costs increased from $0 in 2010 to $296,244 in 2011 as a result of work on the sinker tunnel.

•

Mill operating expenses increased from $0 in 2010 to $383,913 in 2011.  The mill began operations in May 2010.

•

General and administrative expenses increased to $316,042 in 2011 as compared to $183,833 in 2010 as a result increased expenses related to the new mill operations.

We reported net losses during the three months ended March 31, 2011 and 2010 of ($3,355,011) and ($1,591,513), respectively.  The increased loss in 2011 as compared to 2010 was largely attributable to an increase in loss from operations and by an increase in interest expense resulting from higher levels of interest bearing debt in 2011.  In particular, interest expense increased from $40,723 in 2010 to $45,730 in 2011.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for our last three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Net cash provided by (used) in operating activities	$ (581,952)	$ (55,826)
Net cash provided by (used) in investing activities	(185,688)	(225,336)
Net cash provided by (used) in financing activities	787,677	280,560
Net (decrease) increase in unrestricted cash and cash equivalents	$ 20,037	$ (602)

Comparison of 2011 and 2010

In the three months ended March 31, 2011 and 2010, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($581,952) of cash in 2011, as compared to ($55,826) of cash in 2010.  Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $50,506 for depreciation and amortization, and $1,249,882 for the value of common stock issued for services.  Other non-cash items include changes in operating assets and liabilities of $124,579, most of which resulted from an increase in prepaid expenses of $143,312, offset by a decrease in accounts payable of ($80,186) and an increase in accrued payroll of $52,250.

Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $82,098 for depreciation and amortization, and $1,903,000 for the value of common stock issued for services.  Other non-cash items include changes in operating assets and liabilities of $963,461, most of which resulted from a decreases in prepaid expenses of $647,534 and an increase in accrued payroll of $323,236, offset by a reduction of ($194,947) of accounts payable and accrued expenses.

Investing activities used ($185,688) of cash in 2011, as compared to ($225,336) of cash in 2010.  The decrease in cash used in investing activities was attributable to lower expenditures for equipment used to construct our mill and smelter, offset by improvements to our mining property.

Financing activities supplied $787,677 of cash in 2011 as compared to $280,560 of cash in 2010.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2011, we issued $788,000 in notes, as compared to 2010 when we issued $272,500 of notes.

Our balance sheet as of March 31, 2011 reflects current assets of $434,478, current liabilities of $742,255, and a working capital deficit of ($307,777).

We will need substantial capital over the next year.  We project that we will need about $300,000 of capital until we begin receiving steady revenues from the processing of tailings at our mine site, about $5,000,000 to complete a confirmation process, excluding the cost of drafting and completing a 43-101 report, and another $6,000,000 to commence processing raw ore.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance.  In particular, as of March 31, 2011, we had outstanding $2,690,367 in notes payable, of which $257,000 is due within one year of that date.  Also, beginning January 1, 2012, we are obligated to make monthly payments of $83,333 to GoldLand under our lease of its mining interests on War Eagle Mountain.

We have recently entered into an equity line of credit with Centurion Private Equity, LLC, under which we are entitled to raise up to $7.2 million from the sale of our shares to Centurion over a 24 month period. Centurion is obligated to purchase our shares pursuant to put notices that we send from time to time at a purchase price equal to 97% of the market price of our common stock, as defined in the agreement.  In order to draw under the equity line of credit, we must first file and obtain approval of a registration statement covering all shares issuable under the equity line of credit.  The issuance of shares under the equity line of credit could result in substantial dilution to existing shareholders. This financing will enable us to commence the confirmation phase of our business plan, which is the prove up of reserves on our property

The amount of capital that we currently have the capacity to raise is not sufficient to pay all of the capital expenses that we need to pay to commence operations, and pay our other liabilities as they come due.  However, we have a number of options that we believe will enable us to continue with our business plan despite insufficient capital.  For example, we plan to continue deferring payment of salaries to our management or paying their salaries in common stock, deferring certain accounts payable, and monthly lease payments to GoldLand, because in each case we do not expect the creditor to take any legal action against us as a result of the deferral.  GoldLand, for example, is controlled by our officers, and therefore we do not expect GoldLand to take any legal action as a result of our deferral of lease payments to it.  We also plan to continue issuing shares to certain service providers that are willing to accept shares for payment.  In the event we are able to raise some, but not all, of the capital that we need, we plan to request that note holders extend the maturity of their notes or convert their notes into shares of common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the three months ended March 31, 2011, and have no revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of convertible notes and to solicit existing convertible note holders to convert their notes into common stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2011, we issued shares of Class A Common Stock in the following unregistered transactions:

•

1,850,000 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $77,600.

•

4,818,750 shares of Class A Common Stock valued at $771,000 were issued in payment of accrued compensation.

Promissory notes with an original principal amount of $788,000 were issued to various investors.  Each note has a term of two years, bears interest at 7% per annum, and is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

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

SILVER FALCON MINING, INC.
Date: May 7, 2011	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: May 7, 2011	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1

Agreement and Plan of Merger by and among Dicut Holdings, Inc., Silver Falcon Mining, Inc. and Dicut KLM, Inc. dated October 12, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)

3.1	Certificate of Incorporation of Silver Falcon Mining, Inc., a Delaware corporation, dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.2	Certificate of Amendment of Certificate of Incorporation dated October 15, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.3	By-Laws (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.1	Form of Class A Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.2	Form of Convertible Promissory Note (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.3	Form of Convertible Promissory Note (incorporated by reference to the Form 10-Q for the period ending September 30, 2009)
10.1	Employment Agreement of Pierre Quilliam (incorporated by reference to the Form 10-K filed March 25, 2011)
10.2	Employment Agreement of Denise Quilliam (incorporated by reference to the Form 10-K filed March 25, 2011)
10.3	Lease Agreement between Goldland Holdings, Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
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

10.10	Employment Agreement of Christian Quilliam (incorporated by reference to the Form 10-K filed March 25, 2011)
10.11	Employment Agreement of Thomas C. Ridenour (incorporated by reference to the Form 10-K filed March 25, 2011)
10.12	Employment Agreement of D. Roger Scammell (incorporated by reference to the Form 8-K filed January 26, 2011)
10.13	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.14	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.15	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.16	2010 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.17	Form of Stock Option Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.18	Amendment to Amendment to Lease dated March 24, 2011 (incorporated by reference to the Form 10-K filed March 25, 2011)
10.19	Employment Agreement of Allan Breitkreuz (incorporated by reference to the Form 10-K filed March 25, 2011)
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.