Form 10-Q
period 2011-06-30
Silver Falcon Mining, Inc.
filed 2011-08-15
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

2520 Manatee Avenue West, Suite 200, Bradenton, Florida 34205

 (Address of principal executive offices)

(941) 761-7819

 (Issuer’s telephone number, including area code)

7322 Manatee Avenue West, #299, Bradenton, Florida 34209

______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  328,487,288 and 3,884,321 shares of Class A Common Stock and Class B Common Stock, respectively, as of July 29, 2011.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

25

Item 4.  Controls and Procedures.

25

PART II.  OTHER INFORMATION.

25

Item 1.  Legal Proceedings.

25

Item 1A.  Risk Factors.

26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

26

Item 3.  Defaults upon Senior Securities.

26

Item  4. (Removed and Reserved)

26

Item 5.  Other Information.

26

Item 6.  Exhibits.

26

SIGNATURES

27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

JUNE 30, 2011 AND DECEMBER 31, 2010

	JUNE 30, 2011	DECEMBER 31, 2010
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 19,521	$ 61,530
Inventories	352,911	352,911
Total current assets	372,432	414,441

Mill equipment, net of accumulated depreciation of $570,226 and $392,299, respectively (see Note 4)	1,346,360	1,245,384
Mining property	2,021,228	1,772,390
Prepaid expenses (see Notes 5 and 8)	34,666	715,025
Other assets	6,000	6,000
Total Assets	$ 3,780,686	$ 4,153,240

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 233,352	$ 310,297
Payroll liabilities	25,690	30,177
Accrued interest	57,782	19,221
Due to related party	51,198	6,000
Notes payable - current portion (see Note 3)	1,041,167	237,500
Director's Loan	-	323
Accrued compensation	575,470	727,633
Total current liabilities	1,984,659	1,331,151

Notes payable (see Note 3)	2,703,924	2,179,481
Total liabilities	4,688,583	3,510,632

STOCKHOLDERS' DEFICIT
Common stock, Class A, par value $0.0001, 500,000,000 shares authorized, 321,488,506 and 286,587,004, issued and outstanding, respectively	32,148	28,658
Common stock, Class B, par value $0.0001, 12,500,000 shares authorized, 3,884,321 and 3,884,321 issued and outstanding, respectively	389	389
Additional paid in capital	22,809,221	18,164,240
Accumulated deficit	(23,749,655)	(17,550,679)
	(907,897)	642,608
Total liabilities and stockholders' deficit	$ 3,780,686	$ 4,153,240

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2011

(UNAUDITED)

	2011	2010	Cumulative from Inception

Revenue	$ -	$ -	$ 8,234
Cost of sales	-	-	5,274
Gross profit	-	-	2,960

Expenses
Consulting fees	$ 3,096,614	$ 3,642,306	$ 12,367,117
Exploration and development	671,913	18,601	1,769,385
Mill operating expenses	854,706	83,009	1,691,215
Property lease fees	-	-	250,000
Compensation expense	772,466	251,723	3,569,897
Depreciation expense	177,926	95,532	570,226
General and administrative	520,702	346,396	3,027,873
	6,094,327	4,437,567	23,245,713

Loss from operations	(6,094,327)	(4,437,567)	(23,242,753)

Interest expense	(104,649)	(74,599)	(506,902)

Net Loss	$ (6,198,976)	$ (4,512,166)	$ (23,749,655)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.02)	(0.15)

Weighted average number of common shares outstanding – basic and diluted	309,240,231	261,095,678	160,564,187

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010,

 (UNAUDITED)

	2011	2010

Revenue	$ -	$ -
Cost of sales	-	-
Gross profit	-	-

Expenses
Consulting fees	$ 1,181,081	$ 2,422,185
Exploration and development	375,669	18,601
Mill operating expenses	470,793	83,009
Property lease fees	-	-
Compensation expense	457,014	155,393
Depreciation expense	95,829	45,026
General and administrative	204,660	162,563
	2,785,046	2,886,777

Loss from operations	(2,785,046)	(2,886,777)

Interest expense	(58,919)	(33,876)

Net Loss	$ (2,843,965)	$ (2,920,653)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding – basic and diluted	315,835,606	279,759,820

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2011

(UNAUDITED)

	2011	2010	Cumulative from Inception
Cash flows from operating activities
Net Loss	$ (6,198,976)	$ (4,512,166)	$ (23,749,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	3,589,745	3,732,936	15,705,573
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	-	-	50,000
Issuance of common stock for rent	-	469,220	862,130
Options granted	-	-	1,163,542
Depreciation	177,927	95,532	570,226
Increase (decrease) in operating assets and liabilities:
Inventories	-	-	(352,911)
Prepaid expenses	680,359	(85,342)	(34,666)
Due from related party	45,198	(19,974)	51,198
Other assets	-	-	(1,000)
Accounts payable and accrued expenses	(76,945)	(201,697)	543,656
Accrued interest	38,561	16,325	70,792
Accrued payroll and payroll liabilities	697,152	189,074	1,454,962
Net cash used in operating activities	(1,046,980)	(316,092)	(3,653,104)

Cash flows from investing activities
Purchase of equipment	(266,578)	(262,082)	(1,904,261)
Purchase of mill and mining properties	(248,838)	(354,091)	(1,267,139)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	(515,416)	(616,173)	(3,131,620)

Cash flows from financing activities
Proceeds from notes payable	1,520,710	1,457,313	6,841,745
Proceeds from sale of common stock	-	75,000	75,000
Purchase of common stock	-	(50,000)	(63,000)
Repayments of notes payable	-	(42,500)	(49,500)
Proceeds from Directors loans	(323)	-	337,790
Repayments of Directors loans	-	(102,631)	(337,790)
Net cash provided by financing activities	1,520,387	1,337,182	6,804,245

Net increase in cash	(42,009)	404,917	19,521

Cash - beginning of year	61,530	602	-
Cash - end of year	$ 19,521	$ 405,519	$ 19,521

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for notes payable conversion	192,600	-	3,060,165
Shares issued for accrued compensation	853,802	-	853,802
Shares issued for acquisition	-	-	355,085
Shares issued for purchase mining properties	-	-	754,089
Shares issued for additions to mining properties	-	205,723	205,723

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

	COMMON STOCK		COMMON STOCK		ADDITIONAL
	SERIES A		SERIES B		PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance as of December 31, 2010	286,587,004	$ 28,658	3,884,321	$ 389	$ 18,164,240	$ (17,550,679)	$ 642,608

Issuance of class A common stock for services	25,778,904	2,578			3,587,167		3,589,745
Issuance of class A common stock for equipment	131,409	13			12,312		12,325
Issuance of common stock for note payable conversion	3,535,506	354			192,246		192,600
Issuance of common for accrued compensation	5,455,683	546			853,256		853,802
Net loss						(6,198,976)	(6,198,976)

Balance as of June 30, 2011	321,488,506	$ 32,148	3,884,321	$ 389	$ 22,809,221	$ (23,749,655)	$ (907,897)

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

Operating results for the three months period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Sales of all metals products sold directly to refiners or smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the refiner or smelter (generally at the time of shipment) at estimated forward prices for the estimated month of settlement.  Due to the time elapsed from shipment to the refiner or smelter and the final settlement with the refiner or smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the refiner or smelter.  Revenue is recognized, net of treatment and refining charges, from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. Concentrate sales or bullion dore bar sales are initially recorded based on 100% of the provisional sales prices. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices for the estimated month of settlement. For changes in metal quantities upon receipt of new information and assay, the provisional sales quantities are adjusted as well. The principal risks associated with recognition of sales on a provisional basis include metal price fluctuations between the date initially recorded and the date of final settlement. If a significant decline in metal prices occurs between the provisional pricing date and the final settlement-date, it is reasonably possible that we could be required to return a portion of the sales proceeds received based on the provisional invoice.

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

Inventories

Once we begin full operations, which is when begin shipping bullion dore bars to a refiner, our inventories are stated at the lower of average costs incurred or estimated net realizable value. Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore, work in process and finished goods).

Materials and supplies inventory will be valued at the lower of average cost or net realizable value.

Stockpiled ore inventory represents ore that has been mined, hauled to the surface, and is available for further processing. Stockpiles will be measured by estimating the number of tons added and removed from the stockpile, the number of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages will be verified by periodic surveys. Costs will be allocated to a stockpile based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

Work in process inventory represents materials that will be currently in the process of being converted to a saleable product and includes inventories in our milling process. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories will be valued at the average cost of the material fed into the process attributable to the source material coming from the mines and stockpiles, plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Finished goods inventory includes bullion doré and concentrates at our operations, bullion doré in transit to refiners and bullion dore in our accounts at refineries. Inventories will be valued at the lower of full cost of production or net realizable value based on current metals prices.

At the present time, our inventories consist of the historical cost of transporting raw ore from our mine site to our milling site for further processing.  Until we begin receiving regular revenues from our milling and smelting operations, all milling and smelting costs are expensed as incurred.

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

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss).  Accruals for closure costs, reclamation and environmental matters for operating and nonoperating properties totaled $0 million at December 31, 2010.

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

NOTE 3 – NOTES PAYABLE

As of June 30, 2011, we had outstanding $3,565,076 of two-year promissory notes that we have issued to various investors starting in 2009.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.015 to $0.276 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from July 23, 2011 to June 30, 2013.  During the three and six months ended June 30, 2011, we issued $732,709 and $1,520,709 of new notes, respectively.

During the three and six months ended June 30, 2011, we issued 1,685,506 and 3,535,506 shares of our common stock, respectively, upon conversion of notes payable with an aggregate principal amount of $115,000 and $192,600, respectively.

The maturities of two-year notes payable are as follows:

2011	$ 165,000
2012	1,879,367
2013	1,520,709
Total	3,565,076

Less current maturities	(1,018,667)
Long term debt	$ 2,546,409

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  The balance due on the note at June 30, 2011 was $180,000.

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of June 30, 2011.

Mill equipment	$ 1,879,141
Vehicles	37,445
Accumulated depreciation	(570,226)
Net	$ 1,346,360

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

We also lease office space at 641-2 Chrislea Road, Woodbridge, Ontario Canada, under a lease that runs from January 1, 2009 to December 31, 2011 at a rate of $400 per month.  We assumed the lease in March 2010.  Under the lease, we issued the lessor 480,000 shares of our common stock valued at $9,600 at the time we assumed the lease as payment of rent for the last two years of the lease term.

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

16

As of December 31, 2010 and June 30, 2011, we (including our subsidiaries) owed Goldland $6,000 and $39,000 respectively. At June 30, 2011, we also owed Pierre Quilliam and a company owned by him a net amount of $12,198.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, Denise Quilliam, Christian Quilliam, Allan Breitkreuz and Roger Scammell are all officers and directors of GoldLand and us. Thomas C. Ridenour, who is an officer of us, is also an officer of GoldLand.

During the three and six months ended June 30, 2011 we issued 65,634 and 103,924 shares of Class A Common Stock to Pascale Tutt for mineral claims administration valued at $14,000.  Ms. Tutt is the daughter of Mr. and Ms. Quilliam.

During the three and six months ended June 30, 2011, we issued Pierre Quilliam 162,070 and 3,287,000 shares of Class A Common Stock valued at $21,069 and $521,069, respectively, in satisfaction of past and current payroll.  Mr. Quilliam is our chief executive officer. The shares were valued at the market price on the date of issuance.

During the three and six months ended June 30, 2011, we issued Denise Quilliam 61,586 and 849,086 shares of Class A Common Stock valued at $8,006 and $134,006, respectively, in satisfaction of past and current payroll.  Ms. Quilliam is our secretary. The shares were valued at the market price on the date of issuance.

During the three and six months ended June 30, 2011, we issued Christian Quilliam 63,207 and 969,457 shares of Class A Common Stock valued at $8,217 and $153,217, respectively, in satisfaction of past and current payroll.  Mr. Quilliam is our chief operating officer. The shares were valued at the market price on the date of issuance.

During the three months ended June 30, 2011, we issued Alan Breitkreuz 61,586 shares of Class A Common Stock valued at $8,006 in satisfaction of current payroll.  Mr. Breitkreuz is our vice president. The shares were valued at the market price on the date of issuance.

During the three months ended June 30, 2011, we issued Thomas Ridenour 126,414 shares of Class A Common Stock valued at $16,434 in satisfaction of current payroll.  Mr. Ridenour is our chief financial officer. The shares were valued at the market price on the date of issuance.

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

NOTE 8 - CAPITAL STOCK

At June 30, 2011, our authorized capital stock was 500,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 12,500,000 shares of Class B Common Stock, par value $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of June 30, 2011, there were 321,488,506 and 3,884,321 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the three and six months ended June 30, 2011, we issued 17,027,191 and 34,905,502 shares of Class A Common Stock, respectively.  In the six months ended June 30, 2011, we issued shares of Class A Common Stock in the following transactions:

•

3,535,506 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $192,600.

•

25,778,904 shares of Class A Common Stock were issued to various vendors for consulting services valued at $3,589,745.

•

5,455,683 shares of Class A Common Stock valued at $853,802 were issued in payment of accrued compensation.

•

131,409 shares of Class A Common Stock were issued to a vendor for the purchase of equipment valued at $12,325.

As of June 30, 2011, the Company had outstanding notes payable to various investors in the original principal amount of $3,565,076.  All of the notes are convertible into shares of Class A Common Stock at election of the holder at conversion prices ranging from $0.015 to $0.276 per share.  Maturity dates range from July 23, 2011 to June 30, 2013.  At June 30, 2010, an aggregate of 43,706,950 shares of Class A Common Stock were issuable upon conversion of the notes.

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

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($6,198,976) for the six months ended June 30, 2011.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

During July 2011, we issued shares of Class A Common Stock in the following transactions:

•

190,476 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $40,000.

•

131,101 shares of Class A Common Stock to various vendors for consulting services valued at $9,500.

Since June 30, 2011, we borrowed $75,000 from various investors pursuant to promissory notes that accrue interest at a rate of 7% annually.  The notes provide that interest is payable annually, and all principal and interest on the notes is due two years after issuance of the notes. Principal and interest due on the notes is convertible at the election of the holder into shares of our Class A Common Stock at the price of the shares on the date of issuance of the note.

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

Start-up Phase

Our initial phase involved completing construction of a mill, and using the mill to process tailings left over from prior mining operations.  We were successful in our negotiations to purchase a parcel of land about half way between Highway 78 and the Sinker Tunnel entrance where we have constructed our mill.  We closed on the purchase of this site in December 2009.  We have purchased all of the milling equipment we need, which is currently installed and operating in Murphy, Idaho.  As the mill is up and running, we plan to haul sufficient dump material, leftover from 6 prior mill sites on the mountain, during the summer months, to our mill site for processing during the summer and winter.  Our testing indicates that, as a result of milling techniques used in the 1800’s which failed to extract all of the gold and silver from the ore, there are sufficient quantities of gold and silver remaining in the dump material to justify further processing.  We elected to build the mill on private property that we own, rather than BLM property, because of lower reclamation costs, even though the offsite property will entail higher transportation costs. In early 2011, we began construction of a smelter at our mill site.  The smelter became operational in July 2011, although we still need to complete a building to house the smelter so that it can be used in the winter months.

The installation and startup of the mill and smelter, and the working capital to begin transport of ore to the mill for processing, has necessitated an investment of approximately $3.46 million, as follows:

•

The purchase and the preparation of property for mill use cost about $549,375;

•

The installation and certification of the mill cost about $517,283;

•

The purchase mill equipment cost about $1,617,368;

•

Moving ore to stockpile at the mill in 2010 cost about $352,911;

•

The purchase and installation of smelter equipment;

•

Start-up mill salaries to the end of 2010 cost $425,238, and are estimated to be an additional $700,000 until November 2011 when project that we will have sufficient quantity of bullion dore bars for us to begin receiving regular revenues from our production.

We believe that we have sufficient capital to finance this phase of development.

We closed on the purchase of our mill site in early December 2009, and began processing tailings into concentrate in May of 2010, and concentrate into bullion dore bars in July 2011.  Since the closing, we have made improvements to the road to the mill site, located an office on the property, removed the topsoil from an area of the mill site where our tailings are stacked and drilled a water well, erected a mill building with ancillary structures and fenced off the area. We intend to move a sufficient amount of tailings, including a possible increase in tonnage, for next winter's production, to the mill site before the roads became impassable on the mountain.

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

We have recently hired Mr. Roger Scammell, a geologist with many years of experience in the mining industry, as our President.  Mr. Scammell and Engineering Northwest, Inc., a surveying irm, will perform the confirmation phase.  Under the direction of our new president, the drillers and surveyors will perform their services with the help of Mr. William Earll, our general manager for our Idaho operations.

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

Results of Operat

Six months ended June 30, 2011 and 2010

We are in the exploration stage and have generated no revenues in the six months ended June 30, 2011 and 2010.  Our revenues in the six months ended June 30, 2011 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  In July 2011, we began smelting the concentrate into bullion dore bars at our smelter. We project that we will have enough bullion dore bars to ship for final processing to a refiner in November 2011. The refiner would then pay us a market price for the minerals ultimately extracted from the bullion dore.

We reported losses from operations during the six months ended June 30, 2011 and 2010 of ($6,094,327) and ($4,437,567), respectively.  The increased loss in 2011 as compared to 2010 was attributable to the following factors:

•

Consulting fees decreased from $3,642,306 in 2010 to $3,096,614 as a result of decreased use of consultants in 2011.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2011	2010

Accounting services	-	373,672
Shareholder relations services	744,500	506,023
Computer and IT services	-	21,770
Mineral claims administration	14,000	-
Technical consulting	180,292	16,008
Locating and due diligence services on future acquisition opportunities	6,400	444,725
Administrative, office and clerical	23,334	378,307
Legal services	-	8,964
Advice on debt and equity capital raising	1,648,000	1,631,166
Investment banking fees	338,000	-
Equity line fees	164,000	-

•

Compensation expense increased from $251,723 in 2010 to $772,466 in 2011 as a result of the addition of new employees, and the execution of employment agreements with officers at increased salary rates;

•

Depreciation expense increased from $95,532 in 2010 to $177,926 in 2011 as a result of the acquisition of substantial equipment to be used in our milling operations.

•

Exploration and development costs increased from $18,601 in 2010 to $671,913 in 2011 as a result of work on the Sinker Tunnel.

•

Mill operating expenses increased from $83,009 in 2010 to $854,706 in 2011.  The mill began operations in May 2010.

•

General and administrative expenses increased to $520,702 in 2011 as compared to $346,396 in 2010 as a result of increased expenses related to the new mill operations.

We reported net losses during the six ended June 30, 2011 and 2010 of ($6,198,976) and ($4,512,166), respectively.  The increased loss in 2011 as compared to 2010 was largely attributable to an increase in loss from operations and by an increase in interest expense resulting from higher levels of interest bearing debt in 2011.  In particular, interest expense increased from $74,599 in 2010 to $104,649 in 2011.

Three months ended June 30, 2011 and 2010

We are in the exploration stage and have generated no revenues in the three months ended June 30, 2011 and 2010.  Our revenues in the three months ended June 30, 2011 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  In July 2011, we began smelting the concentrate into bullion dore bars at our smelter. We project that we will have enough bullion dore bars to ship for final processing to a refiner in November 2011. The refiner would then pay us a market price for the minerals ultimately extracted from the bullion dore.

We reported losses from operations during the three months ended June 30, 2011 and 2010 of ($2,785,046) and ($2,886,777), respectively.  The decreased loss in 2011 as compared to 2010 was attributable to the following factors:

•

Consulting fees decreased from $2,422,185 in 2010 to $1,181,081 as a result of decreased use of consultants in 2011.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2011	2010

Accounting services	-	306,786
Shareholder relations services	147,000	256,523
Computer and IT services	-	6,420
Mineral claims administration	7,500	-
Technical consulting	1,292	1,938
Locating and due diligence services on future acquisition opportunities	3,200	116,525
Administrative, office and clerical	11,667	359,153
Legal services	-	8,964
Advice on debt and equity capital raising	528,000	1,251,500
Investment banking fees	338,000	-
Equity line fees	164,000	-

•

Compensation expense increased from $155,393 in 2010 to $457,014 in 2011 as a result of the addition of new employees, and the execution of employment agreements with officers at increased salary rates;

•

Depreciation expense increased from $45,026 in 2010 to $95,829 in 2011 as a result of the acquisition of substantial equipment to be used in our milling operations.

•

Exploration and development costs increased from $18,601 in 2010 to $375,669 in 2011 as a result of work on the Sinker Tunnel.

•

Mill operating expenses increased from $83,009 in 2010 to $470,793 in 2011.  The mill began operations in May 2010.

•

General and administrative expenses increased to $204,660 in 2011 as compared to $162,563 in 2010 as a result of increased expenses related to the new mill operations.

We reported net losses during the three ended June 30, 2011 and 2010 of ($2,843,965) and ($2,920,653), respectively.  The decreased loss in 2011 as compared to 2010 was largely attributable to an decrease in loss from operations and by an increase in interest expense resulting from higher levels of interest bearing debt in 2011.  In particular, interest expense increased from $33,876 in 2010 to $58,919 in 2011.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
Net cash provided by (used) in operating activities	$ (1,046,980)	$ (316,092)
Net cash provided by (used) in investing activities	(515,416)	(616,173)
Net cash provided by (used) in financing activities	1,520,387	1,337,182
Net (decrease) increase in unrestricted cash and cash equivalents	$ (42,009)	$ 404,917

Comparison of 2011 and 2010

In the six months ended June 30, 2011 and 2010, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($1,046,980) of cash in 2011, as compared to ($316,092) of cash in 2010.  Major non-cash items that affected our cash flow from operations in 2011 were non-cash charges of $177,927 for depreciation and amortization, $3,589,745 for the value of common stock issued for services.  Other non-cash items include changes in operating assets and liabilities of $1,339,127, most of which resulted from a decrease in prepaid expenses of $680,359, offset by a decrease in accounts payable of ($76,945) and an increase in accrued payroll of $697,152.

Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $95,532 for depreciation and amortization, $3,732,936 for the value of common stock issued for services, and $469,220 for the value of common stock issued for rent.  Other non-cash items include changes in operating assets and liabilities of ($101,614), most of which resulted from an increase in prepaid expenses of ($85,342), a decrease in accounts payable of ($201,697) offset by an increase in accrued payroll of $189,074.

Investing activities used ($515,416) of cash in 2011, as compared to ($616,173) of cash in 2010.  The decrease in cash used in investing activities was attributable to lower expenditures in 2011 for equipment used to construct our mill and smelter and improvements to our mining property as compared to 2010.

Financing activities supplied $1,520,710 of cash in 2011 as compared to $1,337,182 of cash in 2010.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2011, we issued $1,520,710 in notes, as compared to 2010 when we issued $1,457,313 of notes.

Our balance sheet as of June 30, 2011 reflects current assets of $372,432, current liabilities of $1,984,659, and a working capital deficit of ($1,612,227).

We will need substantial capital over the next year.  We project that we will need about $300,000 of capital until we begin receiving steady revenues from the processing of tailings at our mine site and sale of bullion dore, about $5,000,000 to complete a confirmation process, excluding the cost of drafting and completing a 43-101 report, and another $6,000,000 to commence processing raw ore.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance.  In particular, as of June 30, 2011, we had outstanding $3,565,076 in notes payable, of which $1,018,667 is due within one year of that date.  Also, beginning January 1, 2012, we are obligated to make monthly payments of $83,333 to GoldLand under our lease of its mining interests on War Eagle Mountain.

We have recently entered into an equity line of credit with Centurion Private Equity, LLC, under which we are entitled to raise up to $7.2 million from the sale of our shares to Centurion over a 24 month period. Centurion is obligated to purchase our shares pursuant to put notices that we send from time to time at a purchase price equal to 97% of the market price of our common stock, as defined in the agreement.  In order to draw under the equity line of credit, we must first file and obtain approval of a registration statement covering all shares issuable under the equity line of credit.  The issuance of shares under the equity line of credit could result in substantial dilution to existing shareholders. We project that this financing will enable us to commence the confirmation phase of our business plan, which is the prove up of reserves on our property

The amount of capital that we currently have the capacity to raise is not sufficient to pay all of the capital expenses that we need to pay to commence operations, and pay our other liabilities as they come due.  However, we have a number of options that we believe will enable us to continue with our business plan despite insufficient capital.  For example, we plan to continue deferring payment of salaries to our management or paying their salaries in common stock, deferring certain accounts payable, and monthly lease payments to GoldLand, because in each case we do not expect the creditor to take any legal action against us as a result of the deferral.  GoldLand, for example, is controlled by our officers, and therefore we do not expect GoldLand to take any legal action as a result of our deferral of lease payments to it.  We also plan to continue issuing shares to certain service providers that are willing to accept shares for payment.  In the event we are able to raise some, but not all, of the capital that we need, we plan to request that note holders extend the maturity of their notes or convert their notes into shares of common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the six months ended June 30, 2011, and have no revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of convertible notes and to solicit existing convertible note holders to convert their notes into common stock. We have also entered into an equity line of credit agreement, but funding under the agreement is contingent upon the approval of a registration statement by the Securities and Exchange Commission. Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2011, we issued shares of Class A Common Stock in the following unregistered transactions:

•

1,685,506 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $115,000.

•

14,569,343 shares of Class A Common Stock were issued to various vendors for consulting services valued at $1,686,745.

•

636,933 shares of Class A Common Stock valued at $82,802 were issued in payment of accrued compensation.

•

131,409 shares of Class A Common Stock were issued to a vendor for the purchase of equipment valued at $12,325.

During the three months ended June 30, 2011, promissory notes with an original principal amount of $732,709 were issued to various investors.  Each note has a term of two years, bears interest at 7% per annum, and is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

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

SILVER FALCON MINING, INC.
Date: August 15, 2011	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: August 15, 2011	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)