Form 10-Q
period 2011-09-30
Silver Falcon Mining, Inc.
filed 2011-11-14
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  344,966,817 and 3,884,321 shares of Class A Common Stock and Class B Common Stock, respectively, as of October 25, 2011.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

27

Item 4.  Controls and Procedures.

27

PART II.  OTHER INFORMATION.

28

Item 1.  Legal Proceedings.

28

Item 1A.  Risk Factors.

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

28

Item 3.  Defaults upon Senior Securities.

28

Item  4. (Removed and Reserved)

28

Item 5.  Other Information.

28

Item 6.  Exhibits.

29

SIGNATURES

30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 34,914	$ 61,530
Inventories	520,815	352,911
Total current assets	555,729	414,441

Mill equipment, net of accumulated depreciation of $641,593 and $392,299, respectively (see Note 4)	1,377,692	1,245,384
Mining property	2,059,940	1,772,390
Prepaid expenses (see Notes 5 and 8)	18,133	715,025
Other assets	31,000	6,000
Total Assets	$ 4,042,494	$ 4,153,240

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 272,916	$ 310,297
Payroll liabilities	25,277	30,177
Accrued interest	91,844	19,221
Due to related party	1,212	6,000
Notes payable - current portion (see Note 3)	1,108,167	237,500
Director's Loan	-	323
Accrued compensation	633,521	727,633
Total current liabilities	2,132,937	1,331,151

Notes payable (see Note 3)	3,258,924	2,179,481
Total liabilities	5,391,861	3,510,632

STOCKHOLDERS' DEFICIT
Common stock, Class A, par value $0.0001, 10,000,000,000 shares authorized, 341,821,509 and 286,587,004, issued and outstanding at September 30, 2011 and December 31, 2010, respectively	34,182	28,658
Common stock, Class B, par value $0.0001, 12,500,000 shares authorized, 3,884,321 and 3,884,321 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	389	389
Additional paid in capital	24,602,808	18,164,240
Accumulated deficit	(25,986,746)	(17,550,679)
	(1,349,367)	642,608
Total liabilities and stockholders' deficit	$ 4,042,494	$ 4,153,240

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2011

(UNAUDITED)

	2011	2010	Cumulative from Inception

Revenue	$ -	$ -	$ 8,234
Cost of sales	-	-	5,274
Gross profit	-	-	2,960

Expenses
Consulting fees	$ 3,827,985	$ 4,491,570	$ 13,098,488
Exploration and development	1,079,912	251,589	2,177,384
Mill operating expenses	1,409,229	349,340	2,245,738
Property lease fees	-	250,000	250,000
Compensation expense	1,055,151	477,378	3,852,582
Depreciation expense	249,293	154,018	641,593
General and administrative	634,066	147,689	3,141,237
	8,255,636	6,121,584	25,407,022

Loss from operations	(8,255,636)	(6,121,584)	(25,404,062)

Interest expense	(180,431)	(135,976)	(582,684)

Net Loss	$ (8,436,067)	$ (6,257,560)	$ (25,986,746)

Net loss per common share - basic and diluted	$ (0.03)	$ (0.03)	(0.15)

Weighted average number of common shares outstanding – basic and diluted	316,543,677	215,016,164	171,449,435

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010,

 (UNAUDITED)

	2011	2010

Revenue	$ -	$ -
Cost of sales	-	-
Gross profit	-	-

Expenses
Consulting fees	$ 731,371	$ 599,264
Exploration and development	407,999	232,988
Mill operating expenses	554,523	266,331
Property lease fees	-	250,000
Compensation expense	282,685	225,655
Depreciation expense	71,367	58,486
General and administrative	113,364	51,293
	2,161,309	1,684,017

Loss from operations	(2,161,309)	(1,684,017)

Interest expense	(75,782)	(61,377)

Net Loss	$ (2,237,091)	$ (1,745,394)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding – basic and diluted	333,438,236	239,786,420

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2011

(UNAUDITED)

	2011	2010	Cumulative from Inception
Cash flows from operating activities
Net Loss	$ (8,436,067)	$ (6,257,560)	$ (25,986,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	4,920,235	5,164,351	17,036,063
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	13,822	-	63,822
Issuance of common stock for rent	-	469,220	862,130
Options granted	-	-	1,163,542
Depreciation	249,294	154,018	641,593
Increase (decrease) in operating assets and liabilities:
Inventories	(167,904)	(559,993)	(520,815)
Prepaid expenses	696,892	86,587	(18,133)
Due from related party	(4,788)	69,499	1,212
Other assets	(25,000)	-	(26,000)
Accounts payable and accrued expenses	(37,381)	(94,522)	583,221
Accrued interest	72,623	(14,367)	104,854
Accrued payroll and payroll liabilities	893,597	323,238	1,651,407
Net cash used in operating activities	(1,824,677)	(659,529)	(4,430,800)

Cash flows from investing activities
Purchase of equipment	(356,776)	(843,468)	(1,994,459)
Purchase of mill and mining properties	(287,550)	(155,983)	(1,305,852)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	(644,326)	(999,451)	(3,260,531)

Cash flows from financing activities
Proceeds from notes payable	2,442,710	1,825,515	7,763,745
Proceeds from sale of common stock	-	75,000	75,000
Purchase of common stock	-	(63,000)	(63,000)
Repayments of notes payable	-	(42,500)	(49,500)
Proceeds from Directors loans	(323)	-	337,790
Repayments of Directors loans	-	(102,631)	(337,790)
Net cash provided by financing activities	2,442,387	1,692,384	7,726,245

Net increase in cash	(26,616)	33,404	34,914

Cash - beginning of period	61,530	602	-
Cash - end of period	$ 34,914	$ 34,006	$ 34,914

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2011

(UNAUDITED)

(continued)

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS	2011	2010	Cumulative from Inception

Shares issued for notes payable conversion	$ 492,600	$ -	$ 3,360,165
Shares issued for accrued compensation	$ 992,609	$ -	$ 992,609
Shares issued for acquisition	$ -	$ -	$ 355,085
Shares issued for purchase mining properties	$ -	$ -	$ 754,089
Shares issued for additions to mining properties	$ -	$ 205,723	$ 205,723
Shares issued for equipment	$ 24,826	$ -	$ 24,826

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

	COMMON STOCK		COMMON STOCK		ADDITIONAL
	SERIES A		SERIES B		PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance as of December 31, 2010	286,587,004	$ 28,658	3,884,321	$ 389	$ 18,164,240	$ (17,550,679)	$ 642,608

Issuance of Class A common stock for services	41,589,829	4,159			4,916,076		4,920,235
Issuance of Class A common stock for equipment	245,045	25			24,801		24,826
Issuance of Class A common stock for note payable conversion	5,898,483	590			492,010		492,600
Issuance of Class A common for accrued compensation	7,357,148	736			991,873		992,609
Issuance of Class A common stock for interest	144,000	14			13,808		13,822
Net loss						(8,436,067)	(8,436,067)

Balance as of September 30, 2011	341,821,509	$ 34,182	3,884,321	$ 389	$ 24,602,808	$ (25,986,746)	$ (1,349,367)

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

Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Inventories

Until we begin full operations, which is when we begin shipping bullion dore bars to a refiner, our inventories are stated at the lower of average costs incurred or estimated net realizable value. Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore, work in process and finished goods).

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

NOTE 3 – NOTES PAYABLE

As of September 30, 2011, we had outstanding $4,187,076 of two-year promissory notes that we have issued to various investors starting in 2009.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.015 to $0.276 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from July 23, 2011 to September 21, 2013.  During the three and nine months ended September 30, 2011, we issued $922,000 and $2,442,709 of new notes, respectively.

During the three and nine months ended September 30, 2011, we issued 2,362,977 and 5,898,483 shares of our common stock, respectively, upon conversion of notes payable with an aggregate principal amount of $300,000 and $492,600, respectively.

The maturities of two-year notes payable are as follows:

2011	$ 165,000
2012	1,669,367
2013	2,352,709
Total	4,187,076

Less current maturities	(1,085,667)
Long term debt	$ 3,101,409

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho. The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  The balance due on the note at September 30, 2011 was $180,000.

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of September 30, 2011.

Equipment	$ 1,981,840
Vehicles	37,445
Accumulated depreciation	(641,593)
Net	$ 1,377,692

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

As of December 31, 2010 and June 30, 2011, we (including our subsidiaries) owed Goldland $6,000 and $36,450 respectively. At September 30, 2011, Pierre Quilliam and a company owned by him owed us a net amount of $35,238 due to timing differences in invoicing during the quarter.  The amounts are non-interest bearing, unsecured demand loans. This balance has since been settled with the receipt of current invoices.

Pierre Quilliam, Denise Quilliam, Christian Quilliam, Allan Breitkreuz and Roger Scammell are all officers and directors of GoldLand and us. Thomas C. Ridenour, who is an officer of us, is also an officer of GoldLand.

During the three and nine months ended September 30, 2011 we issued 61,253 and 165,177 shares of Class A Common Stock to Pascale Tutt for mineral claims administration valued at $5,000 and $19,000, respectively.  Ms. Tutt is the daughter of Mr. and Ms. Quilliam.

During the three and nine months ended September 30, 2011, we issued Pierre Quilliam 876,251 and 4,163,321 shares of Class A Common Stock valued at $63,966 and $585,035, respectively, in satisfaction of past and current payroll.  Mr. Quilliam is our chief executive officer. The shares were valued at the market price on the date of issuance.

During the nine months ended September 30, 2011, we issued Denise Quilliam 849,086 shares of Class A Common Stock valued at $134,006 in satisfaction of past and current payroll.  Ms. Quilliam is our secretary. The shares were valued at the market price on the date of issuance.

During the three and nine months ended September 30, 2011, we issued Christian Quilliam 341,738 and 1,311,195 shares of Class A Common Stock valued at $24,947 and $178,164, respectively, in satisfaction of past and current payroll.  Mr. Quilliam is our chief operating officer. The shares were valued at the market price on the date of issuance.

During the nine months ended September 30, 2011, we issued Alan Breitkreuz 61,586 shares of Class A Common Stock valued at $8,006 in satisfaction of current payroll.  Mr. Breitkreuz is our vice president. The shares were valued at the market price on the date of issuance.

During the three and nine months ended September 30, 2011, we issued Thomas Ridenour 683,476 and 809,890 shares of Class A Common Stock valued at $49,894 and $66,328, respectively, in satisfaction of current payroll.  Mr. Ridenour is our chief financial officer. The shares were valued at the market price on the date of issuance.

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

NOTE 8 - CAPITAL STOCK

At September 30, 2011, our authorized capital stock was 10,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 12,500,000 shares of Class B Common Stock, par value $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of September 30, 2011, there were 341,821,509 and 3,884,321 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the three and nine months ended September 30, 2011, we issued 20,329,003 and 55,234,505 shares of Class A Common Stock, respectively.  In the nine months ended September 30, 2011, we issued shares of Class A Common Stock in the following transactions:

•

5,898,483 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $492,600.

•

27,593,829 shares of Class A Common Stock were issued to various vendors for consulting services valued at $3,809,000.

•

7,357,148 shares of Class A Common Stock valued at $992,608 were issued in payment of accrued compensation.

•

245,045 shares of Class A Common Stock were issued to a vendor for the purchase of equipment valued at $24,825.

•

14,000,000 shares of Class A Common Stock valued at $1,553,300 were issued to a vendor for various exploration and construction projects at our mill site and mine sites.

•

144,000 shares of Class A Common Stock were issued to note holders for interest of $13,824.

As of September 30, 2011, the Company had outstanding notes payable to various investors in the original principal amount of $4,187,076.  All of the notes are convertible into shares of Class A Common Stock at election of the holder at conversion prices ranging from $0.015 to $0.276 per share.  Maturity dates range from July 23, 2011 to September 21, 2013.  At September 30, 2010, an aggregate of 49,213,228 shares of Class A Common Stock were issuable upon conversion of the notes.

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

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($8,436,067) for the nine months ended September 30, 2011.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS (UNAUDITED)

During October 2011, we issued 3,145,308 shares of Class A Common Stock to various vendors for consulting services valued at $188,718.

Since September 30, 2011, we borrowed $39,000 from various investors pursuant to promissory notes that accrue interest at a rate of 7% annually.  The notes provide that interest is payable annually, and all principal and interest on the notes is due two years after issuance of the notes. Principal and interest due on the notes is convertible at the election of the holder into shares of our Class A Common Stock at the price of the shares on the date of issuance of the note.

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

We began actual operations in May 2010.  Initially, as described below, actual operations consists of processing dump material left on the mine site from prior mining operations.  Later, after we complete an exploration program to prove up and locate reserves on our property, and make further capital improvements to the mine site, we plan to begin mining and processing raw ore.

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

In 2010, the roads to the Sinker Tunnel Complex were upgraded to allow 25-ton trucks access to the site, and an area 300x400 feet was prepared to act as a staging area at the 5,200 foot level. The Sinker Tunnel was aerated in its entire length and the entrance to the Sinker Tunnel was permanently extended to avoid land or snow slides to block access to the Sinker Tunnel. Permanent drainage pipes are being laid in the tunnel as it was determined that the Sinker Tunnel is the main drain for the War Eagle complex. Exploring and shoring or rock bolting of some weak points in the top wall is underway. Permitting for exploration of the Sinker Tunnel is underway with training for underground personnel and safety measures being installed as per the latest mining rules and regulations.

Exploration Phase

During 2010, we substantially revised the scope and cost of our exploration phase.  Our exploration phrase refers to a program to prove up and locate reserves on our property. We need to obtain a satisfactory estimate of the remaining reserves on the property and their location in order to develop a comprehensive plan for the full development of the mine site.  The program will involve building a three dimensional map of War Eagle Mountain showing the precise location of veins, shafts and tunnels.  Through exploratory drilling and core sampling, we hope to obtain as much information as possible about the location, thickness and quality of the vein systems near the main shafts, and later throughout the entire mountain.  The map will be a valuable tool in analyzing the extent of the remaining reserves, mineralization trends, and other pertinent geological and mining information.  The most significant change to the exploration phase contemplates a more comprehensive set of core samples, both from the surface of the mountain and from the inside of the mountain using the Sinker Tunnel, and associated costs, including locating drilling equipment at the site, and logistical costs for the crew, such as vehicles, meals, shelter on the mountain, and accommodations for a geologist, field technician and drill crew.  We decided to expand the scope of the exploration phase in order to obtain a National Instrument 43-101, which is a report developed by the Canadian Securities Administrators for mining companies.  A National Instrument 43-101 is necessary for listing our common stock on any exchange overseen by the Canadian Securities Authority, including the Toronto Stock Exchange.

We have recently hired Mr. Roger Scammell, a geologist with many years of experience in the mining industry, as our President and in late September, Mr. Scammell stepped down from his position as president due to health problems in his immediate family. However, Mr. Scammell remains as a Director and head of the geology department.  Mr. Scammell and Engineering Northwest, Inc., a surveying firm, will perform the exploration phase followed by a drilling program under his direction.

Another aspect of the exploration phase will involve the development of a plan to use the Sinker Tunnel to mine the interior of the mountain on a year round basis.  The plan will involve accessing and draining the mine shafts on the top of the mountain from the Sinker Tunnel, as well as relocating and collaring old shafts on the mountain.  We estimate that the exploration phase will take about 18 months, and will cost approximately $7,000,000. We began preliminary work on the exploration phase in mid-2010.

Development Phase

The development phase involves transitioning the mine from processing tailings leftover from prior mining activities to extracting and processing raw ore from the mountain.  We believe that full scale mining of raw ore will be profitable. In particular, historical records of mining on the site, and subsequent reports of the geology of the mountain, indicate that veins containing gold and silver extend much further vertically than could be mined when the site was last mined in the 1880’s.  In addition, historical records indicate that gold and silver exists in the veins in sufficient densities to warrant mining using modern extraction and milling techniques.  The scope of the development phase will depend on the outcome of the exploration Phase, which is designed to test the accuracy of our analysis.  Our goal is to develop a drilling program that reaches as many reserves as possible at the lowest cost.  Among the improvements to the mine site that we anticipate making in the development phase are:

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

We estimate that the improvements during the exploration phase will cost about $6 million, and will take 14 to 18 months to complete.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including our success in the commencement of mining operations, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our mining operations.

Results of Operations

Nine months ended September 30, 2011 and 2010

We are in the exploration stage and have generated no revenues in the nine months ended September 30, 2011 and 2010.  Our revenues in the nine months ended September 30, 2011 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  In July 2011, we began smelting the concentrate into bullion dore bars at our smelter. We project that we will have enough bullion dore bars to ship for final processing to a refiner in November 2011. The refiner would then pay us a market price for the minerals ultimately extracted from the bullion dore. We expect to begin recording regular revenues from the shipment of bullion dore bars in the fourth quarter.

We reported losses from operations during the nine months ended September 30, 2011 and 2010 of ($8,255,636) and ($6,121,584), respectively. The increased loss in 2011 as compared to 2010 was attributable to the following factors:

•

Consulting fees decreased from $4,491,570 in 2010 to $3,827,985 as a result of decreased use of consultants in 2011. The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2011	2010

Accounting services	-	373,672
Shareholder relations services	942,293	765,500
Computer and IT services	-	21,770
Mineral claims administration	19,000	-
Technical consulting	180,292	17,946
Locating and due diligence services on future acquisition opportunities	452,100	637,925
Administrative, office and clerical	31,112	389,973
Legal services	-	10,422
Advice on debt and equity capital raising	1,743,000	1,852,833
Investment banking fees	496,000	-
Equity line fees	164,000	-

•

Compensation expense increased from $477,378 in 2010 to $1,055,151 in 2011 as a result of the addition of new employees, and the execution of employment agreements with officers at increased salary rates;

•

Depreciation expense increased from $154,018 in 2010 to $249,293 in 2011 as a result of the acquisition of substantial equipment to be used in our milling operations.

•

Exploration and development costs increased from $251,589 in 2010 to $1,079,912 in 2011 as a result of work on the Sinker Tunnel.

•

Mill operating expenses increased from $349,340 in 2010 to $1,409,229 in 2011.  The mill began operations in May 2010.

•

General and administrative expenses increased to $634,066 in 2011 as compared to $147,689 in 2010 as a result of increased expenses related to the new mill operations.

We reported net losses during the nine ended September 30, 2011 and 2010 of ($8,436,067) and ($6,257,560), respectively.  The increased loss in 2011 as compared to 2010 was largely attributable to an increase in loss from operations and by an increase in interest expense resulting from higher levels of interest bearing debt in 2011.  In particular, interest expense increased from $135,976 in 2010 to $180,431 in 2011.

Three months ended September 30, 2011 and 2010

We are in the exploration stage and have generated no revenues in the three months ended September 30, 2011 and 2010.  Our revenues in the three months ended September 30, 2011 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  In July 2011, we began smelting the concentrate into bullion dore bars at our smelter. We project that we will have enough bullion dore bars to ship for final processing to a refiner in November 2011. The refiner would then pay us a market price for the minerals ultimately extracted from the bullion dore. We expect to begin recording regular revenues from the shipment of bullion dore bars in the fourth quarter.

We reported losses from operations during the three months ended September 30, 2011 and 2010 of ($2,161,309) and ($1,684,0177), respectively.  The decreased loss in 2011 as compared to 2010 was attributable to the following factors:

•

Consulting fees increased from $599,264 in 2010 to $731,371 as a result of increase use of consultants in 2011.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2011	2010

Shareholder relations services	21,000	436,270
Mineral claims administration	7,500	-
Technical consulting	-	1,938
Locating and due diligence services on future acquisition opportunities	445,700	193,200
Administrative, office and clerical	7,778	11,667
Legal services	-	1,458
Advice on debt and equity capital raising	95,000	221,667
Investment banking fees	158,000	-

•

Compensation expense increased from $225,655 in 2010 to $282,685 in 2011 as a result of the addition of new employees, and the execution of employment agreements with officers at increased salary rates;

•

Depreciation expense increased from $58,486 in 2010 to $71,367 in 2011 as a result of the acquisition of substantial equipment to be used in our milling operations.

•

Exploration and development costs increased from $232,988 in 2010 to $407,999 in 2011 as a result of work on the Sinker Tunnel.

•

Mill operating expenses increased from $266,331 in 2010 to $554,523 in 2011.  The mill began operations in May 2010.

•

General and administrative expenses increased to $113,364 in 2011 as compared to $51,293 in 2010 as a result of increased expenses related to the new mill operations.

We reported net losses during the three months ended September 30, 2011 and 2010 of ($2,237,091) and ($1,745,394), respectively.  The decreased loss in 2011 as compared to 2010 was largely attributable to an decrease in loss from operations and by an increase in interest expense resulting from higher levels of interest bearing debt in 2011.  In particular, interest expense increased from $61,377 in 2010 to $75,782 in 2011.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
Net cash provided by (used) in operating activities	$ (1,824,677)	$ (659,529)
Net cash provided by (used) in investing activities	(644,326)	(999,451)
Net cash provided by (used) in financing activities	2,442,387	1,692,384
Net (decrease) increase in unrestricted cash and cash equivalents	$ (26,616)	$ 33,404

Comparison of 2011 and 2010

In the six months ended September 30, 2011 and 2010, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($1,824,677) of cash in 2011, as compared to ($659,529) of cash in 2010.  Major non-cash items that affected our cash flow from operations in 2011 were non-cash charges of $249,294 for depreciation and amortization, $4,920,235 for the value of common stock issued for services. Other non-cash items include changes in operating assets and liabilities of $1,428,039, most of which resulted from a decrease in prepaid expenses of $696,892, offset by a decrease in accounts payable of ($37,381) and an increase in accrued payroll of $893,597.

Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $154,018 for depreciation and amortization, $5,164,351 for the value of common stock issued for services, and $469,220 for the value of common stock issued for rent.  Other non-cash items include changes in operating assets and liabilities of ($189,558), most of which resulted from an decrease in prepaid expenses of $85,587, a decrease in accounts payable of ($94,522) offset by an increase in accrued payroll of $323,238.

Investing activities used ($644,326) of cash in 2011, as compared to ($999,451) of cash in 2010.  The decrease in cash used in investing activities was attributable to lower expenditures in 2011 for equipment used to construct our mill and smelter and improvements to our mining property as compared to 2010.

Financing activities supplied $2,442,387 of cash in 2011 as compared to $1,692,384 of cash in 2010.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2011, we issued $2,442,710 in notes, as compared to 2010 when we issued $1,825,515 of notes.

Our balance sheet as of September 30, 2011 reflects current assets of $555,729, current liabilities of $2,132,937, and a working capital deficit of ($1,577,208).

We will need substantial capital over the next year. We project that we will need about $1,000,000 of capital until we begin receiving steady revenues from the processing of tailings at our mine site and sale of bullion dore, about $10,000,000 to complete an exploration process, including the cost of drafting and completing a 43-101 report, and another $6,000,000 to commence processing raw ore.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance.  In particular, as of September 30, 2011, we had outstanding $4,187,076 in notes payable, of which $1,085,667 is due within one year of that date.  Also, beginning January 1, 2012, we are obligated to resume making monthly payments of $83,333 to GoldLand under our lease of its mining interests on War Eagle Mountain.

We have recently entered into an equity line of credit with Centurion Private Equity, LLC, under which we are entitled to raise up to $7.2 million from the sale of our shares to Centurion over a 24 month period. Centurion is obligated to purchase our shares pursuant to put notices that we send from time to time at a purchase price equal to 97% of the market price of our common stock, as defined in the agreement.  In order to draw under the equity line of credit, we must first file and obtain approval of a registration statement covering all shares issuable under the equity line of credit.  The issuance of shares under the equity line of credit could result in substantial dilution to existing shareholders. We project that this financing will enable us to commence the exploration phase of our business plan, which is the prove up of reserves on our property.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the nine months ended September 30, 2011, and have no revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of convertible notes and to solicit existing convertible note holders to convert their notes into common stock. We have also entered into an equity line of credit agreement, but funding under the agreement is contingent upon the approval of a registration statement by the Securities and Exchange Commission. Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.I

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2011, we issued shares of Class A Common Stock in the following unregistered transactions:

•

2,362,977 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $300,000.

•

7,810,925 shares of Class A Common Stock were issued to various vendors for consulting services valued at $721,500.

•

1,901,465 shares of Class A Common Stock valued at $138,807 were issued in payment of accrued compensation.

•

113,636 shares of Class A Common Stock were issued to a vendor for the purchase of equipment valued at $12,500.

•

8,000,000 shares of Class A Common Stock valued at $777,300 were issued to a vendor for various exploration and construction projects at our mill site and mine sites.

•

144,000 shares of Class A Common Stock were issued to note holders for interest of $13,824.

During the three months ended September 30, 2011, promissory notes with an original principal amount of $922,000 were issued to various investors.  Each note has a term of two years, bears interest at 7% per annum, and is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

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

SILVER FALCON MINING, INC.
Date: November 14, 2011	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: November 14, 2011	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)