Form 10-K/A
period 2010-12-31
Silver Falcon Mining, Inc.
filed 2011-11-30
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]   No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Ac.   Yes[  ]   No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   [X]   No   [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   [  ] No   [X]

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

EXPLANATORY NOTE

The Registrant is filing this amended Form 10-K to file an exhibit that was inadvertently omitted from the original Form 10-K.  That exhibit is Exhibit 10.18, Amendment to Amendment to Lease dated March 24, 2011.

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

3.1	Certificate of Incorporation of Silver Falcon Mining, Inc., a Delaware corporation, dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.2	Certificate of Amendment of Certificate of Incorporation dated October 15, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.3	By-Laws (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.1	Form of Class A Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.2	Form of Convertible Promissory Note (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)

4.3	Form of Convertible Promissory Note (incorporated by reference to the Form 10-Q for the period ending September 30, 2009)
10.1**	Employment Agreement of Pierre Quilliam dated January 1, 2011
10.2**	Employment Agreement of Denise Quilliam dated January 1, 2011
10.3	Lease Agreement between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
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

10.10**	Employment Agreement of Christian Quilliam dated January 1, 2011
10.11**	Employment Agreement of Thomas C. Ridenour dated January 1, 2011
10.12	Employment Agreement of D. Roger Scammell (incorporated by reference to the Form 8-K filed January 26, 2011)
10.13	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.14	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.15	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)

10.16	2010 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.17	Form of Stock Option Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.18	Amendment to Amendment to Lease dated March 24, 2011
10.19**	Employment Agreement of Allan Breitkreuz dated January 1, 2011
14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
11***	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21**	Subsidiaries of Registrant
31.1**	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2**	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith.

**

Filed with original Form 10-K filed March 25, 2011.

***

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SILVER FALCON MINING, INC.
Dated: November 29, 2011	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: November 29, 2011	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: November 29, 2011	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: November 29, 2011	/s/ Lewis Georges
Lewis Georges, Director

Dated: November 29, 2011	/s/ Denise Quilliam
Denise Quilliam, Director and Secretary

Dated: November 29, 2011	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director

Dated: November 29, 2011	/s/ Thomas Ridenour
Thomas Ridenour, Director and Chief Financial Officer

Dated: November 29, 2011	/s/ Lewis Georges

Lewis Georges, Director

Dated: November 29, 2011	/s/ D. Roger Scammell
D. Roger Scammell, President and Director