Form 10-K
period 2011-12-31
Silver Falcon Mining, Inc.
filed 2012-04-11
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $53,693,851 based upon a market price of $0.09 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 789,162,405 Class A Shares and 5,365,419 Class B Shares as of March 13, 2012.

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

On September 14, 2007, GoldLand Holdings, Co. (“GoldLand”) acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  On October 11, 2007, we entered into a lease agreement with GoldLand, under which we leased GoldLand’s owned and leased acreage on War Eagle Mountain, Idaho. The lease currently expires on October 1, 2026, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, we are responsible for all mining activities on the land, and we are obligated to make annual lease payments of $1,000,000 per year payable monthly, plus a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from land.  Pierre Quilliam, our chairman and chief executive officer, was also the chairman and chief executive officer of GoldLand at the time we entered into the lease.

On September 21, 2008, we acquired from Mineral Extraction, Inc. all mineral, mining and access rights to two mining claims on War Eagle Mountain, covering 18.877 total acres, and filed lode claims for four mill site locations and the Sinker Tunnel location.  In December 2009, we acquired a mill site at the foot of War Eagle Mountain, and constructed a mill on the site.  In 2011, we began construction of a metallurgical lab at our mill site, which we expect will be completed in mid-2012.  We also plan to begin construction of a leaching facility on our mill site in the Fall of 2012, after we have obtained the proper permits, in order to improve the yields from the tailings that we process. We have since acquired additional claims on or at the base of War Eagle Mountain, bringing our total ownership to approximately 1,100 acres.

We began actual operations in May 2010. Initially, our operations consisted of processing tailings left on the mine site from prior mining operations, which estimate are about 500,000 tons.  Later, after we complete an exploration program to prove up and locate reserves on our property, and make further capital improvements to the mine site, we plan to begin mining and processing raw ore.

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

Leased Properties:  GoldLand owns an undivided 29.167% fee title interest in seven properties, and ten unpatented mining claims, which we lease from GoldLand under a lease dated October 11, 2007.  The lease expires on October 1, 2026, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, we are responsible for all mining activities on the land, and we are obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from land.  The properties which we lease from GoldLand are listed below:

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

Owned Land and Claims:  We also own the following claims:

Name	Ownership Interest	Type of Claim	Acres
Burka #1	100%	Unpatented Lode Claim	18.85
Burka #2	100%	Unpatented Lode Claim	14.75
Burka #3	100%	Unpatented Lode Claim	12.75
Burka #4	100%	Unpatented Lode Claim	20.00
Burka #5	100%	Unpatented Lode Claim	4.00
Burka #6	100%	Unpatented Lode Claim	14.00
Burka #7	100%	Unpatented Lode Claim	9.95
Burka #8	100%	Unpatented Lode Claim	19.05
Burka#9	100%	Unpatented Lode Claim	18.25
Western Horn #1	100%	Unpatented Lode Claim	18.50

Western Horn #2	100%	Unpatented Lode Claim	20.00
Western Horn #3	100%	Unpatented Lode Claim	19.50
Western Horn #4	100%	Unpatented Lode Claim	20.00
Western Horn #5	100%	Unpatented Lode Claim	20.00
Western Horn #6	100%	Unpatented Lode Claim	20.00
Western Horn #7	100%	Unpatented Lode Claim	20.00
Western Horn #8	100%	Unpatented Lode Claim	13.50
Western Horn #9	100%	Unpatented Lode Claim	20.00
Western Horn #10	100%	Unpatented Lode Claim	20.00
Western Horn #11	100%	Unpatented Lode Claim	20.00
Western Horn #12	100%	Unpatented Lode Claim	20.00
Western Horn #13	100%	Unpatented Lode Claim	20.00
Western Horn #14	100%	Unpatented Lode Claim	20.00
Diamond Creek #1	100%	Unpatented Lode Claim	20.00
Diamond Creek #2	100%	Unpatented Lode Claim	20.00
Diamond Creek #3	100%	Unpatented Lode Claim	20.00
Diamond Creek #4	100%	Unpatented Lode Claim	20.00
Diamond Creek #5	100%	Unpatented Lode Claim	20.00
Diamond Creek #6	100%	Unpatented Lode Claim	20.00
Diamond Creek #8	100%	Unpatented Lode Claim	9.85
Diamond Creek #9	100%	Unpatented Lode Claim	7.25
Diamond Creek #10	100%	Unpatented Lode Claim	19.75
Diamond Creek #11	100%	Unpatented Lode Claim	17.00
Diamond Creek #12	100%	Unpatented Lode Claim	13.00
Diamond Creek #13	100%	Unpatented Lode Claim	14.75
Diamond Creek #14	100%	Unpatented Lode Claim	2.50
Diamond Creek #15	100%	Unpatented Lode Claim	6.50
Diamond Creek #16	100%	Unpatented Lode Claim	5.25
Diamond Creek #17	100%	Unpatented Lode Claim	2.00
Diamond Creek #18	100%	Unpatented Lode Claim	2.85
Diamond Creek #19	100%	Unpatented Lode Claim	6.85
Diamond Creek #22	100%	Unpatented Lode Claim	8.00
Diamond Creek #24	100%	Unpatented Lode Claim	17.25
Diamond Creek #25	100%	Unpatented Lode Claim	18.65
Diamond Creek #26	100%	Unpatented Lode Claim	17.50
Diamond Creek #27	100%	Unpatented Lode Claim	5.50
Diamond Creek #28	100%	Unpatented Lode Claim	4.75
Diamond Creek #29	100%	Unpatented Lode Claim	7.25
Diamond Creek #30	100%	Unpatented Lode Claim	20.00
Diamond Creek #31	100%	Unpatented Lode Claim	16.85
Diamond Creek #32	100%	Unpatented Lode Claim	20.00
Diamond Creek #33	100%	Unpatented Lode Claim	20.00
Diamond Creek #34	100%	Unpatented Lode Claim	20.00
Diamond Creek #35	100%	Unpatented Lode Claim	16.00
Diamond Creek #36	100%	Unpatented Lode Claim	17.00
Diamond Creek #37	100%	Unpatented Lode Claim	20.00
Sinker #1	100%	Mill Site Claim	5.00
Sinker #2	100%	Mill Site Claim	5.00
Sinker #3	100%	Mill Site Claim	5.00
Sinker #4	100%	Mill Site Claim	5.00
Sinker Tunnel	100%	Tunnel Site Claim	207.00
Cumberland	100%	Patented Lode Claim	5.93
Louisiana	100%	Patented Lode Claim	14.00

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

Historical records indicate that the Oro Fino Vein system extends at least some 12,000 feet in a north-south direction and has been observed to vary greatly in thickness (from 0.5 ft to 25 ft) and mill grades of 0.5 to 1.25 Troy ounces of gold per ton.  Our owned and leased land encompasses about 3,000 feet of the Oro Fino Vein system, but all of the major mine shafts that exist on the system.  Several large pockets of very rich ore concentration have been found scattered throughout the ore shoots. Mill grades at these ore shoots containing up to 25 Troy ounces per ton have been encountered, with some areas showing grades as high as 90 to 300 oz gold/ton.

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

Through December 31, 2011, we spent approximately $2,143,041 to acquire and refurbish the mine shafts, the Sinker Tunnel and access roads.

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

•

The crushed ore is brought into the mill via conveyor and mixed with water in a steel ball mill to produce a liquid slurry which is strained through a <20 mm mesh strainer. The ore bearing slurry water is strained, and then pumped into a Falcon Concentrator, which is basically an inverted rubber bell that spins at a high rate of speed. The concentrator forces the heavy particles in the slurry up the sides of the bell, where the heavier metals fall as a paste.  The paste is sent to the riffles table where a divider allows the washed ores to go to the concentrate tank for settling.  The cloudy water is sent to the belt press which squeezes 97% of the water out of the feed and sends it to the tanks to be reused, while the sediment is sent to a tailings pile. The dry tailings are stored in an outside tailings pile which will then be further processed through our soon to be permitted leaching line.  The water is provided by underground storage tanks and is recycled continuously, thus requiring only a small amount of water to make up for losses due to evaporation and spillage.

•

The paste that collects in the concentrate tank is then remixed with clear water and put through a vibrating process where the heavy metals (gold, silver, titanium, etc.) are separated from other substances and deposited in sealed containers.  The final product is then dried, assayed and sent to our Metallurgical lab for purification and the pouring of bullion dore bars.

Proposed Leaching Facility

We plan to begin construction of a chemical leaching facility in the Fall of 2012 after we have obtained the proper permits.  We decided to construct a chemical leaching facility based on assays of our tailings piles which indicated that a material amount of the gold and silver in the tailings were not being separated using our existing gravity separation process because the gold and silver was chemically bound to less valuable rock.  We expect that the facility will cost about $2 million, and will take about one year to complete.  After the leaching facility is complete, our mill will be modified to route milled ore to the leaching facility and then to our metallurgical lab in one continuous loop.

Metallurgical Lab Operation

We are in the process of building a metallurgical lab operation to further process the concentrate that is produced in our milling operation.  We estimate it will cost approximately $616,000 to construct and equip the smelter, and should be completed in 2012. The lab will enable us to process the gold and silver in our concentrate into dore bars, which will then be assayed and shipped to a refiner for final processing to the level of purity needed to market the ore.  Until our lab is complete, we have begun smelting our concentrate into dore bars in a temporary smelter.  The concentrate that we do not have the capacity to process in our temporary smelter will be stockpiled until our permanent lab is complete.

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

Regulation

Our business is subject to extensive U.S., federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters relating to the resource industry.  Most of the extraction operations will require permits or authorizations from federal, state or local agencies.  We are responsible for compliance with all applicable laws and regulations under the terms of our lease with GoldLand, but the denial or vacating of permits needed by us could have a material adverse effect on our revenues.  In view of the many uncertainties with respect to current and future laws and regulations, we cannot predict the overall effect of such laws and regulations on our future revenues.

We are subject to the Mine Safety and Health Act of 1977, which is administered by the Federal Mine Safety and Health Administration (“MSHA”).  MSHA has the power to make routine surprise inspections.  In the event MSHA finds that our operations mine safety regulations, MSHA has the power to issue orders requiring that we remedy the violation, closing our mine until the remedy is implemented, and imposing fines for violations, among other things.  To the extent that federal or state environmental or mine safety regulatory agencies order certain of our mines to be temporarily or permanently closed, such order would have a material adverse effect on our cash flows, results of operations, or financial condition.

In addition to existing regulatory requirements, legislation and regulations may be adopted or permit limits reduced at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties. Mining accidents and fatalities, whether or not at our mines or related to gold and silver mining, may increase the likelihood of additional regulation or changes in law.

Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of consideration. If adopted, such measures could increase our cost of environmental compliance and also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities. Proposed measures could also result in increased cost of fuel and other consumables used at our operations if we are unable to regularly access utility power. Climate change legislation may also affect our smelter operations to the extent they burn fossil fuels, resulting in increased costs to us, and may affect the market for the metals we produce with effects on prices that are not possible for us to predict.

From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Changes to the General Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands. Although we are not currently mining on federal land, exploration and future mining could occur on federal land.

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

Clean Water Act.  The Clean Water Act requires permits for operations that discharge into waters of the United States. Such permitting has been a frequent subject of litigation by environmental advocacy groups, which has resulted, and may in the future result, in declines in such permits or extensive delays in receiving them. This may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations could result in the suspension, denial, or revocation of required permits, which could have a material adverse impact on our cash flows, results of operations, or financial condition.

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

Employees and Consultants

At December 31, 2011, we had 30 employees.

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

ITEM 1A. RISK FACTORS.

We Have Minimal Revenue To Date From Our Mining Properties, Which May Negatively Impact Our Ability To Achieve Our Business Objectives.

Since entering into the lease with GoldLand in October 2007, we have experienced losses from our operations.  We began processing tailings left over from prior mining activities in June 2010, and shipped our first load of concentrate to a smelter in late 2010, for which we received a small amount of revenues.   In 2011 we decided to build our own metallurgical lab on our mill site to process our concentrate into dore bars, which would then be shipped to a refiner for final processing.  As a result, we began stockpiling our concentrate until we had the capability of smelting it ourselves.  In late 2011, we began processing our concentrate into dore bars in a temporary smelter on our premises while our permanent lab is being constructed, and began making regular shipments of dore bars to our refiner in the fourth quarter of 2011. Our ability to become profitable will be dependent on the receipt of revenues from our mining properties being greater than our operational expenses.  We need to raise capital to finance the purchase and installation of mining equipment, to complete a survey of War Eagle Mountain, to complete our metallurgical lab, and for working capital in order to finance the processing of tailings while we construct our metallurgical lab .  Until we receive material revenues from our mining operations, we are dependent on our convertible note offering to provide funds for operations, the deferral of salaries by our officers and loans from our officers to pay routine administrative expenses, and the willingness of business parties and consultants to accept our common shares as payment.  If we cannot generate sufficient revenues from our mining operations, we may never become profitable.

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

Shareholders May Suffer Dilution From the Issuance of Common Stock and Convertible Notes To Finance Our Operations

Since we decided to enter the mining business, we have financed the development of our mining operations through the issuance of common stock for services or the issuance of convertible notes for cash.  The amount of common stock and convertible notes that have been issued in the last three years has resulted in substantial dilution to shareholders.  For example, at December 31, 2008, we had outstanding 97,843,962 shares of common stock, of which 49,572,217 shares had been issued in 2008 largely for services, rent and the conversion of notes.  During the year ended December 31, 2009, we issued an additional 71,986,613 shares, largely for services, rent and acquisitions.  During the year ended December 31, 2010, we issued an additional 116,756,429 shares, largely for services, rent and the conversion of notes. During the year ended December 31, 2011, we issued an additional 133,276,364 shares, largely for services, rent and the conversion of notes. At December 31, 2011, we had $4,368,856 in convertible notes outstanding which were convertible into an additional 55,367,028 shares of common stock.

We have recently entered into an equity line of credit with Centurion Private Equity, LLC, under which we are entitled to raise up to $7.2 million from the sale of our shares to Centurion over a 24 month period. Centurion is obligated to purchase our shares pursuant to put notices that we send from time to time at a purchase price equal to 97% of the market price of our common stock, as defined in the agreement.  We filed and obtained approval of a registration statement covering all shares issuable under the equity line of credit.  The issuance of shares under the equity line of credit could result in substantial dilution to existing shareholders.  Since the approval of the registration statement, we have issued one put for 2 million shares for total proceeds of $65,667.  We have suspended puts under the line of credit temporarily.

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

We Need Additional Capital To Finance Our Mining Operations And We Expect To Obtain It On Terms That Dilute Existing Shareholders

While we have already begun processing tailings left from prior mining operations, we will need to raise substantial new capital before we can process higher quality raw ore instead of tailings.  We need approximately $10,000,000 to complete our exploration phase, which primarily involves the preparation of a 43-101 report. Costs of completing the exploration work will largely consist of core drilling in the sinker tunnel and on the mountain to build a 3-D picture of War Eagle Mountain, along with engineering work to prepare a Section 43-101 report to locate and validate our proven reserves.  Once the exploration phase is complete, we will need to raise an indeterminate amount to complete improvements to access raw ore veins inside the mountain based on the findings and recommendations of the 43-101 report. The prior issuance of shares and convertible notes to finance our mining operations has resulted in substantial dilution to shareholders and we expect the future issuance of shares and convertible notes will result in additional, substantial dilution to existing shareholders.

We Have A Very Small Management Team And The Loss Of Any Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner; Some Members of Our Management Have Outside Business Interests.

We have four executive officers and a limited number of additional consultants.  Our success depends largely upon the continuing services of our executive officers.  We need additional executive personnel in order to fulfill our business plan and satisfy our reporting obligations as a public company in a timely fashion.  We do not maintain key person life insurance policies on the lives of any of our officers. The loss of any of our officers could seriously harm our business, financial condition and results of operations.  In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

Furthermore, our employment agreements with all executives permit them to have outside business interests, such that they are not required to devote 100% of their working time to our business.  Mr. Quilliam estimates that he spends 100% of his working time on activities related to the operations of GoldLand and us.  Christian Quilliam and Thomas Ridenour spend about 95% of their working time on activities related to operations of GoldLand and us.  The fact that our executives have outside business interests could lessen their focus on our business.

Our Officers And Directors Have Voting Control Over Us, And Outside Shareholders Will Have Little Voice In Management.

Pierre, Denise and Christian Quilliam currently control us by virtue of their control of the majority of our Class B Common Stock.  Each share of our Class A Common Stock is entitled to one vote per share, while each share of our Class B Common Stock is entitled to forty (40) votes per share.  As of March 13, 2012, Pierre, Denise and Christian Quilliam combined control 4,985,419 shares of Class B Common Stock, which is 93.0% of the outstanding Class B Common Stock, whereas they only control 115,919,969 shares of Class A Common Stock which is 14.7% of the outstanding Class A Common Stock.  Because of the voting power of the Class B Common Stock, Mr. and Ms. Quilliam control 31.4% of the possible votes on any matter that must be approved by shareholders, which is likely sufficient to control the outcome of any shareholder vote.

Our Directors Have A Material Conflict of Interest With Respect To Our Mining Lease With GoldLand.

Our mining operations are based upon a lease of GoldLand’s mining rights on War Eagle Mountain.  Four of our six directors, Pierre Quilliam, Denise Quilliam, Christian Quilliam and Allan Breitkreuz, are the sole directors of GoldLand.  In addition, Denise Quilliam, is the spouse of Pierre Quilliam and Christian Quilliam is the son of Pierre Quilliam, and therefore are not disinterested in matters pertaining to GoldLand either.

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

We Have Substantial Commitments That Require That We Raise Capital.

As of December 31, 2011, we had current assets of $2,177,031, current liabilities of $2,837,273, and a working capital deficit of ($660,242).  We have $949,504 of accounts payable to third parties, and $1,691,867 of note payments due in the next year.  In addition, we have an additional $2,857,004 of notes payable due in more than one year.  We expect that we will be able to pay our liabilities in the normal course of business from cash flow from mining operations if we are able to commence operations on schedule and our mining operations meet our profit expectations.  If we are not able to commence operations on schedule, or if our operations are not as profitable as we expect, we will have to raise additional capital in order to pay our liabilities, which we expect would be dilutive to existing shareholders.

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

The mining business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of any facilities on War Eagle Mountain, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that any operator of mining operations on War Eagle Mountain acquire permits before commencing operations and restrict the substances that can be released into the environment with mining and production activities. Those laws and regulations could also require substantial and costly improvements to the mining operations to ensure the safety of our workers, and could delay mining activities until those improvements are completed and approved by the appropriate authorities.

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

Provisions in Our Certificate of Incorporation and Bylaws and Delaware law May Inhibit a Takeover of Us, Which Could Limit the Price Investors Might Be Willing to Pay in the Future for our Common Stock and Could Entrench Management.

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our stock is divided into two classes – Class A and Class B – which have an equal right to profits and distributions.  However, Class A Common Stock only has one vote per share while Class B Common Stock has forty votes per share.  Members of the Quilliam family hold 4,985,419 shares of Class B Common Stock, which is 93% of the outstanding Class B Common Stock and represents 199,416,760 votes. As a result, at a given annual meeting of shareholders Class B shareholders have a disproportionate voting power.  The Quilliam family’s control of our Class B Common Stock may prevent our stockholders from replacing a majority of our board of directors at any given shareholder meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, the Financial Industry Regulatory Authority (“FINRA”) has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times our securities will be removed from the OTC Bulletin Board for failure to timely file.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Because the market may respond to our business operations and that of our competitors, our stock price will likely be volatile.

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”) and OTCQB.  The OTCBB and OTCQB are networks of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB and OTCQB under the symbol “SFMI.” We anticipate that the market price of our Common Stock will be subject to wide fluctuations in response to several factors, including: our ability to develop projects successfully; increased competition from competitors; and our financial condition and results of our operations.

If the market price of our common stock declines, we may be unable to receive the full $3,762,500 in funding being sought under our Investment Agreement with Centurion.

We have entered into an Investment Agreement (“Investment Agreement”) with Centurion, under which we have the right to draw up to $7,200,000 through the sale of shares of our common stock to Centurion.  The common stock to be issued to Centurion pursuant to the Investment Agreement will generally be sold at a price equal to the lesser of 97% of the market price of our common stock or the market price minus $0.01 per share, where the “market price” equals the average of the three lowest volume weighted average prices of our common stock during the fifteen trading days immediately following each Put Date. A total of 87,500,000 shares have been registered for sale under the Securities Act of 1933. At a price of $0.043 per share, a sale of all of these shares to Centurion would represent total proceeds to us of $3,762,500. Our actual sale prices to Centurion, however, will be determined by reference to the trading price of our common stock in the market, with Centurion receiving a discount from the market trading price as indicated above. Because market prices of our common stock are subject to constant fluctuations, the actual amount to be received by us upon sale of the 87,500,000 shares that have been registered could vary substantially from the listed offering amount of $3,762,500.  If our stock price were to decrease, the total proceeds available to us upon sale of all of the shares being offered could correspondingly decrease substantially, which would cause us to seek other sources of financing.

Because Centurion will pay less than the prevailing market price per share, our shareholders face a risk that the value of their common stock will be diluted.

The common stock to be issued to Centurion pursuant to the Investment Agreement will be purchased at a price equal to the lesser of 97% of the market price of our common stock or the market price minus $0.01 per share, but in no event shall it be less than the minimum price stated in the Advance Put Notice, where the “market price” equals the average of the three lowest volume weighted average prices of our common stock during the fifteen trading days immediately following each Put Date. Centurion has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Centurion sells the shares, the price of our common stock could decrease. If our stock price decreases, Centurion may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price. We have the right to set a floor price on the amount of any Put, but the floor may be not greater than the lesser of 80% of the closing bid price on the day before an Advance Put Notice or the closing bid price on the day before an Advance Put Notice minus $0.0125 per share. The floor price can be waived only by us, but if we do waive the floor price it could cause the share price to fall substantially.

If the market price for our common stock declines, we will be required to issue an increasing number of shares in order to access the funding available under the equity line, resulting in substantial additional dilution to existing shareholders.

In addition to decreasing the proceeds available to us upon sale of the shares under the Investment Agreement, a decline in our stock trading price would also substantially increase the total amount of shares that we would be required to issue in order to access all or part of the total funding contemplated by the Investment Agreement. The lower our stock price is at the time we exercise our put option, the more shares of our common stock we will have to issue to Centurion in order to drawdown on the facility. We may be required to issue a substantial number of additional shares in order to access each additional advance from Centurion if our market price declines. If our stock price decreases, our existing shareholders would experience greater dilution upon each advance made under the equity line.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

A description of our mining properties is included in Item 1. Description of Business and is incorporated herein by reference.

We have purchased a 20 acres site in Owyhee County at the foot of War Eagle Mountain for an amount of $250,000 payable as follows; $25,000 at purchase and $22,500 per year for the next ten years interest free. We have offices on site and a milling complex suitable for the present planned production. We are also constructing a metallurgical lab on the property.

We also lease office space at 1385 Broadway, New York, under a lease that runs from October 1, 2011 to September 30, 2015 at a rate of $9,250 per month.  Under the lease, we issued the lessor 6,000,000 shares of our common stock valued at $340,000 at the inception of the lease as payment of rent for a substantial portion of the lease term.

We also lease office space at 2520 Manatee Avenue West, Suite #200, Bradenton, FL 34205, which we share with GoldLand Holdings, Co., under a lease that runs from August 8, 2010 to August 1, 2013 at a rate of $1,065 per month for the first 12 months and $1,095 per month for the second 12 months and $1,187.40 for the third 12 months. We share the cost of the lease with GoldLand Holdings, Co. equally.

We also lease office space at 641-2 Chrislea Road, Woodbridge, Ontario Canada, under a lease that runs from January 1, 2012 to December 31, 2013 at a rate of $400 per month.  We assumed this lease in March 2010.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

From January 1, 2009 to March 3, 2010, our Class A Common Stock was quoted on the Pink Sheets, LLC under the symbol “SFMI.”  From March 4, 2010 to March 1, 2011, our Class A Common Stock was quoted on the OTC Bulletin Board. On March 1, 2011, trading in our Class A Common Stock was removed from the OTC Bulletin due to quoting inactivity under Rule 15c2-11.  On November 1, 2011, trading in our Class A Common Stock resumed on the OTC Bulletin Board.  During the period from March 1, 2011 to November 1, 2011, our Class A Common Stock was quoted on the OTCQB operated by OTC Markets Group, Inc. The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2011 and 2010.

	2010		2011
	High	Low	High	Low
First Quarter	0.07	0.07	0.23	0.13
Second Quarter	0.23	0.21	0.18	0.07
Third Quarter	0.19	0.16	0.15	0.07

Fourth Quarter	0.19	0.17	0.08	0.04

There were 111 shareholders of record of the common stock as of December 31, 2011. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2011 or 2010.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2011, we issued securities in the following unregistered transactions:

•

We issued a total of $215,335 in two year notes payable.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.041 to $0.06 per share.

•

We issued a $25,000 two year note payable.  The note is payable in 17oz of gold.

•

We issued 6,000,750 shares of Class A Common Stock to certain of our officers as compensation for their services as officers of GoldLand, the value of which was applied to rental payments that we owe GoldLand.

•

We issued 37,318,819 shares of Class A Common Stock to our officers and directors for compensatory purposes.

•

We issued 4,500,000 shares of Class A Common Stock to three vendors for consulting services.

•

We issued 1,481,098 shares of our Class B Common Stock to Denise Quilliam upon conversion of notes payable with an aggregate amount due of $60,725.

All securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, during the quarter ended December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, which contain or may contain Forward-Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our proposed operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report, including those factors discussed in “Item 1A. Risk Factors.” All prior and subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward Looking Statement made by or on behalf of us.

Overview

On September 14, 2007, GoldLand acquired an interest in 174.82 acres of land on War Eagle Mountain, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  GoldLand also has five placer claims on War Eagle Mountain from the U.S. Bureau of Land Management, each of which covers approximately 20 acres, or approximately 100 acres in total.

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease, as amended, provides that lease payments must commence July 1, 2010.  Effective October 1, 2010, GoldLand agreed to allow us to defer lease payments until December 31, 2011, and to extend the lease term by fifteen months.

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

Start-up Phase

Our initial phase involved completing construction of a mill, and using the mill to process tailings left over from prior mining operations.  We were successful in our negotiations to purchase a parcel of land about half way between Highway 78 and the Sinker Tunnel entrance where we have constructed our mill.  We closed on the purchase of this site in December 2009.  We have purchased all of the milling equipment we need, which is currently installed and operating in Murphy, Idaho.  As the mill is up and running, we plan to haul sufficient dump material, leftover from 6 prior mill sites on the mountain, during the summer months, to our mill site for processing during the summer and winter.  Our testing indicates that, as a result of milling techniques used in the 1800’s which failed to extract all of the gold and silver from the ore, there are sufficient quantities of gold and silver remaining in the dump material to justify further processing.  We elected to build the mill on private property that we own, rather than BLM property, because of lower reclamation costs, even though the offsite property will entail higher transportation costs. In early 2011, we began construction of a metallurgical lab at our mill site.  A temporary smelter became operational in July 2011, although we still need to complete a building to house the smelter and lab so that it can be used in the winter months. In the Fall of 2012, after we obtain the necessary permits, we plan to install a chemical leaching facility at our mill site in order to improve the yields from our ore.

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

•

Start-up mill salaries to the end of 2010 cost $425,238.

We have also made a number of improvements that we initially expected would not occur until the Development Phase.  In particular, in 2010, the roads to the Sinker Tunnel Complex were upgraded to allow 25-ton trucks access to the site, and an area 300x400 feet was prepared to act as a staging area at the 5,200 foot level. The Sinker Tunnel was aerated in its entire length and the entrance to the Sinker Tunnel was permanently extended to avoid land or snow slides to block access to the Sinker Tunnel. Permanent drainage pipes are being laid in the tunnel as it was determined that the Sinker Tunnel is the main drain for the War Eagle complex. Exploring and shoring or rock bolting of some weak points in the top wall is underway. Permitting for exploration of the Sinker Tunnel is underway with training for underground personnel and safety measures being installed as per the latest mining rules and regulations.

We need approximately $1,900,000 in capital to complete this phase of development, of which about $1,800,000 is attributable to working capital and $100,000 is the estimated cost of completing our permanent metallurgical lab.  In addition, we estimate that our leaching facility will cost an estimated $2,000,000.

Exploration Phase

During 2010, we substantially revised the scope and cost of our exploration phase.  Our exploration phase refers to a program to prove up and locate reserves on our property. We need to obtain a satisfactory estimate of the remaining reserves on the property and their location in order to develop a comprehensive plan for the full development of the mine site.  The program will involve building a three dimensional map of War Eagle Mountain showing the precise location of veins, shafts and tunnels.  Through exploratory drilling and core sampling, we hope to obtain as much information as possible about the location, thickness and quality of the vein systems near the main shafts, and later throughout the entire mountain.  The map will be a valuable tool in analyzing the extent of the remaining reserves, mineralization trends, and other pertinent geological and mining information.  The most significant change to the exploration phase contemplates a more comprehensive set of core samples, both from the surface of the mountain and from the inside of the mountain using the Sinker Tunnel, and associated costs, including locating drilling equipment at the site, and logistical costs for the crew, such as vehicles, meals, shelter on the mountain, and accommodations for a geologist, field technician and drill crew.  We decided to expand the scope of the exploration phase in order to obtain a National Instrument 43-101, which is a report developed by the Canadian Securities Administrators for mining companies.  A National Instrument 43-101 is necessary for listing our common stock on any exchange overseen by the Canadian Securities Authority, including the Toronto Stock Exchange.

Another aspect of the exploration phase will involve the development of a plan to use the Sinker Tunnel to mine the interior of the mountain on a year round basis.  The plan will involve accessing and draining the mine shafts on the top of the mountain from the Sinker Tunnel, as well as relocating and collaring old shafts on the mountain.  We estimate that the exploration phase will take about 18 months from mid-2012, and will cost approximately $10,000,000.  We began preliminary work on the exploration phase in mid-2010.

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

In addition to the improvements identified above, we expect that we will need to make other improvements necessary to access the highest quality mineral veins, which improvements are not known at this time but which will be identified in our National Instrument 43-101 report. During the year ended December 31, 2010, we started (and have since completed) some improvements to the mine site that were previously part of our development phase, including improving about four miles of the county road linking State Route 78 with Silver City, 1.8 miles of access road to the Sinker Tunnel Complex from the county road, and about 1.6 miles of access road to the Oro Fino vein outcrop area to permit heavier loads and year round access, as well improvements to the physical facilities at the milling location site and mine site to accommodate our workers.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including our success in the commencement of mining operations, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our mining operations.

Results of Operations

Fiscal Years ended December 31, 2011 and 2010

We are in the exploration stage and generated revenues of $174,002 in the year ended December 31, 2011 and $2,960 in the year ended December 31, 2010.  Our revenues in the year ended December 31, 2011 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to smelt our concentrate.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars to a refiner on a regular basis.  We expect to complete our metallurgical lab in 2012.

We reported losses from operations during the years ended December 31, 2011 and 2010 of ($12,022,786) and ($9,330,619), respectively.  The increase in loss in 2011 as compared to 2010 was largely attributable to the following factors:

•

Consulting fees decreased ($466,609) from $4,629,985 in 2010 to $4,163,376 in 2011 as a result of decreased use of consultants in connection with our efforts to commence mining operations on War Eagle Mountain.  The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2010	2011

Accounting services	$ 382,352	$ -
Shareholder relations services	1,071,588	786,500
Investment banking	-	496,000
Equity line fees	-	164,000
Computer and IT services	21,770	-
Locating and due diligence services on future acquisition opportunities	641,125	515,300
Administrative, office, clerical	401,640	31,112
Technical consulting	48,135	187,792
Legal services	10,422	59,325
Advice on debt and equity capital raising	1,907,233	1,977,000

•

Exploration and  development expenses were $1,362,022 in 2011 as compared to $327,058 in 2010 as a result of increased activity developing and refurbishing the Sinker Tunnel;

•

Mill operating expenses were $512,453 in 2011 as compared to $836,509 in 2010.  Mill operations ramped up in 2011 and we incurred more operating costs, however, we capitalized operating costs of $1,062,436 in inventory.

•

Property lease fees were $250,000 in 2010 as compared to zero in 2011 due to the extension of the lease agreement with GoldLand;

•

Compensation expense decreased to $729,288 in 2011 as compared to $1,167,222 in 2010 as a result of lower compensation accruals to employees.

•

Stock compensation expense increased to $4,107,200 in 2011 as compared to $1,163,542 in 2010 as a result of the issuance of stock options and common stock for compensation.

•

General and administrative expenses increased to $977,008 in 2011 as compared to $723,616 in 2010 primarily due to a full year of expenses versus a half year in 2010 at the mill site and increased legal due to the filing of a registration statement.

We reported net losses during the years ended December 31, 2011 and 2010 of ($12,270,871) and ($9,574,016), respectively.  The increased loss in 2011 as compared to 2010 was largely attributable to increased loss from operations and increased interest expense resulting from higher interest-bearing debt in 2011 as compared to 2010.  In particular, interest expense increased from $243,397 in 2010 to $248,085 in 2011.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for fiscal years ended December 31, 2011 and 2010:

	Fiscal Year ended December 31,
	2011	2010
Net cash provided by (used) in operating activities	$ (1,734,319)	$ (1,028,237)
Net cash provided by (used) in investing activities	(1,009,932)	(1,380,684)
Net cash provided by (used) in financing activities	2,682,721	2,469,849
Net (decrease) increase in unrestricted cash and cash equivalents	$ (61,530)	$ 60,928

Comparison of 2011 and 2010

In the years ended December 31, 2011 and 2010, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($1,734,319) of cash in 2011, as compared to ($1,028,237) of cash in 2010.  Major non-cash items that affected our cash flow from operations in 2011 were non-cash charges of $345,442 for depreciation and amortization, $5,643,059 for the value of common stock issued to consultants for services, $2,274,737 for the value of common stock issued for compensation to officers and employees, and $340,000 for the value of common stock issued for rent.  Our operating assets and liabilities supplied $1,232,328 of cash, most of which resulted from an increase in accounts payable and accrued liabilities of $639,207, an increase in accrued payroll of $803,445, and a decrease in prepaid expenses of $387,842, offset by an increase in amounts due from related parties of ($410,779) and an increase in inventories of ($1,419,341).

Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $235,646 for depreciation and amortization, $7,026,968 for the value of common stock issued for compensation to consultants, $469,220 for the value of common stock issued for rent, and $1,163,542 for the value of stock options and warrants issued for compensatory purposes.  Our operating assets and liabilities used ($399,598) of cash, most of which resulted from an increase in inventories of ($352,911), an increase in prepaid expenses of ($383,942), and a reduction of accounts payable and accrued expenses of ($56,012), offset by an increase in accrued payroll of $340,810.

Investing activities used ($1,380,684) of cash in 2010, as compared to ($1,009,932) of cash in 2011.  The significant decrease in cash used in investing activities was primarily attributable to materially lower expenditures for equipment used to construct our mill.

Financing activities supplied $2,469,849 of cash in 2010 as compared to $2,682,721 of cash in 2011.  Substantially all of the cash supplied in both years resulted from the issuance of notes, net of sums spent to repay notes.  In 2011, we issued $2,683,044 in notes, as compared to 2010 when we issued $2,602,686 of notes.

Liquidity

Our balance sheet as of December 31, 2011 reflects current assets of $2,177,031, current liabilities of $2,837,273, and a working capital deficit of ($660,242). In January 2012, we issued 55,488,052 shares of Class A Common Stock upon conversion of promissory notes with an aggregate principal amount of $2,698,039.

We will need substantial capital over the next year.  We project that we will need about $1,900,000 of working capital pending the building of a leaching unit, about $2,000,000 to build a leaching unit to improve the yields from our tailings, and about $10,000,000 to complete the exploration phase.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance. In particular, as of December 31, 2011, we had outstanding $4,368,856 in notes payable, of which $1,669,367 was due within one year of that date.  Also, beginning January 1, 2012, we are obligated to make monthly payments of $83,333 to GoldLand under our lease of its mining interests on War Eagle Mountain.  We plan to pay the monthly liability to Goldland by issuing shares of our Class A Common Stock to GoldLand employees for compensation on behalf of GoldLand, and applying the value of the shares against our liability to GoldLand.

We have recently entered into an equity line of credit with Centurion Private Equity, LLC, under which we are entitled to raise up to $7.2 million from the sale of our shares to Centurion over a 24 month period. Centurion is obligated to purchase our shares pursuant to put notices that we send from time to time at a purchase price equal to 97% of the market price of our common stock, as defined in the agreement.  In order to draw under the equity line of credit, we filed and obtained approval of a registration statement covering 87,500,000 shares issuable under the equity line of credit, which are sufficient to enable us to raise about $3.5 million at the current price of our common stock.  In order to raise the fule $7.2 million available under the equity line of credit, we would need to register additional shares after the shares under the current registration statement have been issued.  The issuance of shares under the equity line of credit could result in substantial dilution to existing shareholders. This financing will enable us to commence the exploration phase of our business plan.

We are also exploring other options to raise capital that will result in less immediate dilution to shareholders.  In that regard, we issued a convertible promissory note to an institutional investor on March 30, 2012 in the original principal amount of $566,500.  Our net proceeds were $500,000, after deducting original issue discount of $51,500 and attorney’s fees and costs of the investor of $15,000.  The note bears interest at 8% per annum, and is payable in twelve monthly installments beginning on October 1, 2012 and continuing for each of the next eleven calendar months.  Each monthly payment will be equal to $47,208.33, plus any accrued and unpaid interest as of the installment date.  Any installment payment may be either cash or shares of common stock, at our election, except that we may not pay less than six of the twelve installments in shares of common stock.  Also, of the first six installment payments not less than three must be in shares of common stock, and of the last six installment payments not less than three must be in shares of common stock.  If we make an installment payment in cash that we are required to make in shares of common stock, then we will be required to pay a 25% penalty on the amount of the installment payment.  The note is convertible into shares of Class A Common Stock at $0.04 per share, subject to adjustment downward under certain circumstances defined in the note.

The amount of capital that we currently have the capacity to raise is not sufficient to pay all of the capital expenses that we need to pay to commence operations, and pay our other liabilities as they come due.  However, we have a number of options that we believe will enable us to continue with our business plan despite insufficient capital.  For example, we plan to continue payment most of the salaries of our management by issuing shares of Class A Common Stock.  We also plan to continue paying certain accounts payable with common stock, including our monthly lease payments to GoldLand.  GoldLand, for example, is controlled by our officers, and therefore we do not expect GoldLand to take any legal action as a result of our deferral of lease payments to it.  We also plan to continue issuing shares to certain service providers that are willing to accept shares for payment.  In the event we are able to raise some, but not all, of the capital that we need, we plan to request that note holders extend the maturity of their notes or convert their notes into shares of common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2011 and 2010.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2011, there has not been any change in accountants, or any disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS and EXECUTIVE OFFICERS.

Listed below are our directors and executive officers.

Name	Age	Present Positions with Company
Pierre Quilliam	73	Chairman and Chief Executive Officer
Allan Breitkreuz	44	Vice President of Finance and Development, Director
Denise Quilliam	73	Director
Christian Quilliam	48	Chief Operating Officer and Director
Thomas C. Ridenour	50	Chief Financial Officer and Director
Lewis Georges	58	Director

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

Denise Quilliam has served as a member of our board since October 30, 2007.  On July 1, 2009, Ms. Quilliam became our corporate secretary.  On January 1, 2012, Ms. Quilliam resigned as corporate secretary.  In addition to her services as an officer and director, Ms. Quilliam has been an officer and director of GoldLand since October 30, 2007.  Other than her employment with us, Ms. Quilliam serves as a director of four private Canadian companies involved in real estate and finance, but has otherwise not been employed during the last five years. Ms. Quilliam received a B.S. degree in Teaching from the Ignace Bourget College in Quebec in 1957.

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

Thomas C. Ridenour has been our Chief Financial Officer since June 2010.  Mr. Ridenour has been a principal of Ridenour and Associates, LLC, an accounting consulting firm providing CFO services to small public and private companies, since 2002.  From 2000 to 2002, Mr. Ridenour served as Senior Vice President and Chief Financial Officer of HealthWatch, Inc., a software technology company.  Prior to joining HealthWatch, Mr. Ridenour served as Senior Vice President and Chief Financial Officer of Nationwide Credit, Inc., a receivables management company, from 1998 to 2000. From 1983 to 1998, Mr. Ridenour served in various financial management roles at American Security Group, a financial services company, Primerica Financial Services, Inc., a financial services company, and Southmark Corporation, a real estate service and development company.  Mr. Ridenour is a CPA and holds a B.S. Accounting degree from the University of South Carolina.

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

Board of Directors

Our board currently consists of six directors. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Board Committees

We do not currently have an executive committee or stock plan committee.  We recently formed a compensation committee, which consists of three members of our Board of Directors, namely Mr. Lewis Georges, Mr. Thomas C. Ridenour and Mr. Christian Quilliam.

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our Board of Directors;
•	Our needs with respect to the particular talents and experience of our directors;
•

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	Experience in political affairs;
•	Experience with accounting rules and practices; and
•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which was previously filed as Exhibit 14 to our Registration Statement on Form 10 filed August 17, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

For the year ended December 31, 2011, the following officers, directors and beneficial owners failed to file the following Forms 4 or 5:

•

Pierre Quilliam, Denise Quilliam, Christian Quilliam, Thomas C. Ridenour, Allan Breitkreuz and Roger Scammell failed to file a Form 4 or 5 with respect to shares of Class A Common Stock received as compensation in 2011.

•

Pierre Quilliam, Denise Quilliam, Christian Quilliam, Thomas C. Ridenour, Allan Breitkreuz, Roger Scammell and Lewis Georges failed to file a Form 4 or 5 relating to options issued in 2011.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $ (1)	Bonus $ (2)	Stock Awards $ (3)	Option Awards $ (4)	All Other Compensation $ (1) (5)	Total $

Pierre Quilliam, Chairman and CEO	2011 2010	$ 250,000 $ 125,000	$ 121,013 $ --	$ 316,000 $ 81,900	$ 155,139 $ 116,354	$ 133,667 $ --	$ 975,819 $ 323,254

Denise Quilliam, Secretary and director	2011 2010	$ 95,000 $ 84,000	$ 45,985 $ --	$ 41,000 $ 11,900	$ 77,569 $ 29,089	$ 69,640 $ --	$ 329,194 $ 124,989

Christian Quilliam, COO and Director	2011 2010	$ 195,000 $ 145,000	$ 94,390 $ --	$ 216,000 $ 90,175	$ 155,139 $ 174,531	$ 76,535 $ --	$ 737,063 $ 339,831

Thomas C. Ridenour, CFO and Director	2011 2010	$ 195,000 $ 98,000	$ 98,485 $ --	$ 216,000 $ 390,936	$ 155,139 $ 174,531	$ 130,092 $ --	$ 794,716 $ 663,467

(1)

The salary for each named executive is based on the amount of salary payable for 2011 under employment agreements dated January 1, 2011.  The salary for Pierre Quilliam, Denise Quilliam and Thomas Ridenour was paid by multiple issuances of shares of Class A Common Stock totaling 5,828,178 shares, 2,315,767 shares and 4,798,544 shares, respectively.  The shares were valued at $353,267, $134,240 and $289,692, respectively, which was the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.  Christian Quilliam received half salary in cash and half in multiple issuances of shares of Class A Common Stock totaling 2,288,354 shares valued at $138,635, which was the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718. The board granted each executive additional shares of Class A Common Stock as compensation for the fact that the executive was not being paid in cash as required by his/her employment agreement and the executive’s commitment to pay any taxes associated with the portion of the salary paid in shares of Class A Common Stock.  To the extent an executive was issued shares of Class A Common Stock in excess of the amount due the executive for salary, the excess is reported in “All Other Compensation.”

(2)

The bonus for each named executive was paid by the issuance of shares of restricted Class A Common Stock in the following amounts:  Pierre Quilliam, 2,951,524 shares; Denise Quilliam, 1,121,579 shares; Thomas C. Ridenour, 2,402,067 shares; and Christian Quilliam, 2,302,189 shares.  All shares were valued at $0.041 per share, which was the market price on the date of issuance.  The amount reported for each executive is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

(3)

In 2011, the board approved stock grants of shares of Class A Common Stock for Pierre Quilliam, Denise Quilliam, Christian Quilliam and Thomas C. Ridenour of 7,707,317 shares, 1,000,000 shares, 5,268,293 shares, and 5,268,293 shares, respectively.  All shares were valued at $0.041 per share, which was the market price on the date of issuance.  The amount reported for each executive is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718. All shares were granted as deferred compensation subject to a one year vesting requirement.

(4)

The option awards to Pierre Quilliam, Denise Quilliam, Christian Quilliam and Thomas C. Ridenour for 2011 consisted of 10,000,000, 5,000,000, 10,000,000 and 10,000,000 options to purchase Class A Common Stock, respectively.  The options have an exercise price of $0.041 per share, a ten year term, and are subject to a one year vesting period.  The option awards to Pierre Quilliam, Denise Quilliam, Christian Quilliam and Thomas C. Ridenour for 2010 consisted of 2,000,000, 500,000, 3,000,000 and 3,000,000 options to purchase Class A Common Stock, respectively.  The options have an exercise price of $0.20 per share, a ten year term, and are subject to a one year vesting period.  The amount reported is the amount recognized for financial statement reporting purposes for each year in accordance with ASC Topic 718.

(5)

In addition to the amounts included in “All Other Compensation” described in paragraph 1 above, “All Other Compensation” also includes 741,463, 741,463, 863,414 and 863,414 shares of Class A Common Stock issued to Pierre Quilliam, Denise Quilliam, Christian Quilliam and Thomas C. Ridenour, respectively, for serving on the board of directors.  All shares were valued at $0.041 per share, which was the market price on the date of issuance.  The amount reported for each executive is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

We did not reprice any options or stock appreciation rights during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Pierre Quilliam	2,000,000 -- --	-- 10,000,000* --	-- -- --	0.20 0.041 --	10/19/2020 12/30/2021 --	-- -- 7,707,317**	-- -- 385,366	-- -- --	-- -- --

Denise Quilliam	500,000 -- --	-- 5,000,000* --	-- -- --	0.20 0.041 --	10/19/2020 12/30/2021 --	-- -- 1,000,000**	-- -- 50,000	-- -- --	-- -- --

Christian Quilliam	3,000,000 -- --	--10,000,000* --	-- -- --	0.20 0.041 --	10/19/2020 12/30/2021 --	-- -- 5,268,293**	-- -- 263,415	-- -- --	-- -- --

Thomas C. Ridenour	3,000,000 -- --	-- 10,000,000* --	-- -- --	0.20 0.041 --	10/19/2020 12/30/2021 --	-- -- 5,268,293**	-- -- 263,415	-- -- --	-- -- --

*The options vest one year from the date of issuance, or on December 30, 2012.

**The stock grants vest one year from the date of issuance of the shares, or on December 13, 2012. The market value of the shares is based on a closing price of $0.05 per share on December 31, 2011.

Employment Agreements

Pierre Quilliam.  We entered into an employment agreement with Mr. Quilliam on January 1, 2012, which provides as follows:

•

Mr. Quilliam serves as our chief executive officer.

•

That Mr. Quilliam is entitled to a base salary of $325,000 per year;

•

Mr. Quilliam is entitled to a monthly automobile allowance of $2,700;

•

The term of the agreement is one year (or until December 31, 2012), but automatically renews for successive terms equal to the initial term unless it is terminated at least thirty days before any expiration date;

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

Christian Quilliam.  We have entered into a one year employment agreement with Christian Quilliam dated January 1, 2012.  The terms are identical to our employment agreement with Pierre Quilliam, except that his base salary is $225,000, he is entitled to an automobile allowance of up to $2,025 per month, his title is Chief Operating Officer, and he is allowed to perform his services primarily from Ontario, Canada, subject to a requirement to make at least 12 trips per year to the Company’s operations in Idaho.

Thomas C. Ridenour.  We have entered into a one year employment agreement with Tom Ridenour dated January 1, 2012.  The terms are identical to our employment agreement with Pierre Quilliam, except that his base salary is $225,000, he is entitled to an automobile allowance of up to $2,025 per month, his title is Chief Financial Officer, and he is allowed to perform his services primarily from Atlanta, Georgia.

Allan Breitkeuz. We entered into a one year employment agreement with Allan Breitkreuz dated January 1, 2012.  The terms are identical to our employment agreement with Mr. Quilliam, except that his base salary is $115,000, his title is Vice President and he does not have an automobile allowance.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Allan Breitkreuz (1)	-	30,400	244,327	-	-	136,000	410,727
Lewis Georges (2)	-	35,400	122,163	-	-	-	157,563
David Bommarito (3)	-	15,800	-	-	-	-	15,800
Roger Scammell (4)	-	30,400	122,163	-	-	-	152,563

(1)

Mr. Breitkreuz’s stock award consists of 741,463 shares of Class A Common Stock valued at $0.041 per share that were issued as compensation for serving on the board of directors.  Mr. Breitkreuz’s option award consists of options to purchase 10,000,000 shares of Class A Common Stock at $0.041 per share.  The options have a term of 10 years, and are subject to a one year vesting requirement.  Mr. Breitkreuz’s “All other compensation” consists of $95,000 to which he was entitled under an employment agreement with the Company, of which only $8,006 was paid in 2011 by the issuance of 61,586 shares of Class A Common Stock.  In addition, “All other compensation” includes $41,000 attributable to 1,000,000 shares of Class A Common Stock issued to Mr. Brietkreuz as deferred compensation and are subject to a one year vesting requirement.  The deferred compensation shares were valued at $0.041 per share, which was the market price on the date of issuance.

(2)

Mr. Georges’ stock award consists of 863,414 shares of Class A Common Stock valued at $0.041 per share that were issued as compensation for serving on the board of directors.  Mr. Georges’ option award consists of options to purchase 5,000,000 shares of Class A Common Stock at $0.041 per share.  The options have a term of 10 years, and are subject to a one year vesting requirement.

(3)

Mr. Bommarito’s stock award consists of 385,366 shares of Class A Common Stock valued at $0.041 per share that were issued as compensation for serving on the board of directors.

(4)

Mr. Scammell’s stock award consists of 741,463 shares of Class A Common Stock valued at $0.041 per share that were issued as compensation for serving on the board of directors.  Mr. Scammell’s option award consists of options to purchase 5,000,000 shares of Class A Common Stock at $0.041 per share.  The options have a term of 10 years, and are subject to a one year vesting requirement.

(5)

All amounts reported for each director are the amounts recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 13, 2012, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

	Class A Shares		Class B Shares
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
New Vision Financial, Ltd. (2) Akara Bldg 24 De Castro Street Wickhams Cay British Virgin Islands	71,586,076	9.0%	-	0.0%

Pierre Quilliam (3)(4) 5709 Manatee Avenue West Bradenton, Florida 34209	69,957,504	8.8%	19,500	0.4%

Denise Quilliam (3)(5) 5709 Manatee Avenue West Bradenton, Florida 34209	9,752,883	1.2%	3,219,044	60.0%

Thomas C. Ridenour (6) 100 North Point Center East Suite 530 Alpharetta, GA 30022	47,046,875	5.9%	-	0.0%

Christian Quilliam (7) 5356 Vail Ct. Mississauga, Ontario Canada L5M 6G9	41,709,582	5.3%	1,746,875	32.6%

Allan Breitkreuz (8) 1613 2nd Ave., RR#3 St-Catharines, Ontario Canada L2R 6P9	4,976,511	0.6%	0.0%	0.0%

Lewis Georges (9) 101 West Main Street Suite 4000 Norfolk, VA 23510	1,885,314	0.2%	-	0.0%

All Officers and Directors as a Group	175,328,669	21.9%	4,985,419	93.0%

(1) Based upon 789,162,405 shares of Class A Common Stock issued and outstanding as of March 13, 2012, and 5,365,419 shares of Class B Common Stock issued and outstanding as of March 13, 2012.

(2)  New Vision Financial, Ltd.’s shares include 65,960,282 shares of Class A Common Stock owned outright, as well as 5,625,794 shares of Class A Common Stock which it has the present right to acquire under notes which are convertible into common stock at its election.  The notes have an aggregate principal amount of $235,000, and are convertible at various prices based on the market value of the Class A Common Stock on the date of issuance.

(3) Pierre Quilliam and Denise Quilliam are married.

(4) Pierre Quilliam’s ownership consists of 67,957,504 shares owned outright, and 2,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 per share and expire October 19, 2020.  Mr. Quilliam’s ownership does not include 10,000,000 shares which he has the right to acquire under options that have not vested yet.

(5) Denise Quilliam’s ownership consists of 9,252,883 shares owned outright, and 500,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 per share and expire October 19, 2020.  Ms. Quilliam’s ownership does not include 5,000,000 shares which she has the right to acquire under options that have not vested yet.

(6) Thomas C. Ridenour’s ownership consists of 44,046,875 shares owned outright, and 3,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 per share and expire October 19, 2020.  Mr. Ridenour’s ownership does not include 10,000,000 shares which he has the right to acquire under options that have not vested yet.

(7) Christian Quilliam’s ownership consists of 38,596,950 shares owned outright, 112,632 shares owned by Q-Prompt, Inc., a corporation owned by Mr. Quilliam, and 3,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 per share and expire October 19, 2020.  Mr. Quilliam’s ownership does not include 10,000,000 shares which he has the right to acquire under options that have not vested yet.

(8) Mr. Breitkreuz’s ownership consists of 1,976,511 shares owned outright, and 3,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 per share and expire October 19, 2020.  Mr. Breitkreuz’s ownership does not include 10,000,000 shares which he has the right to acquire under options that have not vested yet.

 (9) Mr. Georges’ ownership consists of 880,914 shares owned outright, 4,400 shares owned by a minor child, and 1,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 per share and expire October 19, 2020.  Mr. Georges’ ownership does not include 5,000,000 shares which he has the right to acquire under options that have not vested yet.

(10) All shares of Class B Common Stock are owned outright, and there are no options or warrants to issue Class B Common Stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
2010 Stock Option Plan	16,000,000	0.20	4,000,000

Equity compensation plans not approved by security holders
2010 Employee, Consultant and Advisor Stock Compensation Plan	18,459,312	0.118	1,540,688
2011 Stock Option Plan	75,000,000	0.041	--
2011 Employee, Consultant and Advisor Stock Compensation Plan	35,784,902	0.059	4,215,098
Total	145,244,214	--	9,755,786

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

In October and November 2011, we issued 8,969,107 shares valued at $502,312 to various officers of Goldland (who are also our officers) to pay accrued compensation owed to them by Goldland. In January2012, we issued 40,903,885 shares valued at $1,431,636 to various officers of Goldland (who are also our officers) to pay compensation due to them by Goldland for the 2012 fiscal year. The value of the shares will be applied to amounts that we owe Goldland under the above-described lease.

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

As of December 31, 2011, GoldLand owed us $469,799.  The substantial balance owed by GoldLand to us resulted from the issuance of shares of our Class A Common Stock to officers of Goldland in payment of their accrued salary from GoldLand. The receivable will be applied to monthly rental payments that we owe GoldLand in the amont of $83,333 per month as they come due. As of December 31, 2010, we owed GoldLand $6,000.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at December 31, 2011 and December 31, 2010 was $65,020 and $323, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to various mill operating costs.

In November 2011, Denise Quilliam loaned us an aggregate amount of $58,755.  The loans were convertible into shares of Class B Common Stock at the market price of our Class A Common Stock on the date the loans were made.  In December 2011, Ms. Quilliam converted the loans into 1,481,098 shares of our Class B Common Stock.

From 2007 to 2011, we have issued various notes to investors to raise capital.  The notes have a term of two years, bear interest at 7% per annum payable monthly, and are convertible into Class A Common Stock at the market price on the date of issuance of the note.  Erna Breitkreuz, the mother of Allan Breitkreuz, has purchased $154,000 of convertible notes in the offering.  Sherrie Breitkreuz, the sister of Allan Breitkreuz, has purchased $13,000 of convertible notes in the offering.  Helmut Breitkreuz, the father of Allan Breitkreuz has purchased $100,000 of convertible notes in the offering.

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

During 2010 we issued 301,174 of Class A Common Stock to Pascale Tutt for shareholder relations and property due diligence valued at $34,862. In 2011, we issued an additional 288,401 shares of Class A Common Stock to Ms. Tutt for mineral claims administration valued at $26,500. Ms. Tutt is the daughter of Mr. and Ms. Quilliam.

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

Mr. Quilliam will also benefit indirectly by virtue of his employment with, and ownership interest in, GoldLand.  In connection with our entry into the mining business, we entered into a lease agreement with GoldLand, under which we are obligated to pay GoldLand lease payments of $1,000,000 per year payable on a monthly basis, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from land.  Mr. Quilliam and Denise Quilliam, his wife, own approximately 35.5% of the outstanding common stock of GoldLand. Mr. Quilliam has an employment agreement with GoldLand that entitles him to a base salary of $243,750 per year.  We paid Mr. Quilliam’s GoldLand salary for 2011 with the issuance of 2,232,143 shares of our Class A Common Stock.  Presently, GoldLand’s only source of revenue is payments under the lease with us, and therefore Mr. Quilliam ability to receive payment from GoldLand is dependent on our ability to make lease payments to GoldLand.

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

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and OTCQB.  Since neither the OTCBB nor the OTCQB has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange).  Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent.  As this time, we have one independent director, Lewis Georges.  Our other directors are not independent.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2011 and 2010, we have retained W.T. Uniack & Co. CPA's P.C. ("Uniack") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

The following is a summary of the fees billed to the Company by Uniack for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit Fees	$ 25,000	$ 20,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$ 25,000	$ 20,000

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2011 or 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

List the following documents filed as a part of the report:

(1)

All financial statements:  Audited financial statements of Silver Falcon Mining, Inc. as of December 31, 2010 and 2011, and for the years ended December 31, 2010 and 2011, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

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

3.1	Certificate of Incorporation of Silver Falcon Mining, Inc., a Delaware corporation, dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.2	Certificate of Amendment of Certificate of Incorporation dated October 15, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
3.3	By-Laws (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.1	Form of Class A Common Stock certificate (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.2	Form of Convertible Promissory Note (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
4.3	Form of Convertible Promissory Note (incorporated by reference to the Form 10-Q for the period ending September 30, 2009)
10.1	Lease Agreement between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated October 11, 2007 (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
10.2

Asset Purchase Agreement dated September 20, 2008 by and between Silver Falcon Mining, Inc. and Mineral Extraction Company (incorporated by reference to the Form 10/A Registration Statement filed November 3, 2009)

10.3

Share Purchase Agreement dated January 22, 2009 by and between Deep Rock, Inc., William Martens and Silver Falcon Mining, Inc. (incorporated by reference to the Form 10/A Registration Statement filed November 3, 2009)

10.4	Form of Consulting Contract (incorporated by reference to the Form 10/A Registration Statement filed November 3, 2009)
10.5	Real Estate Purchase and Sale Agreement dated November 30, 2010 (incorporated by reference to the Form 8-K filed January 27, 2010)
10.6	Promissory Note payable to Joyce Livestock Company Limited (incorporated by reference to the Form 8-K filed January 27, 2010)
10.7

Deed of Trust by and among Silver Falcon Mining, Inc., as Borrower, Pioneer Title Company, as Trustee, and Joyce Livestock Company Limited Partnership, as Lender (incorporated by reference to the Form 8-K filed January 27, 2010)

10.8	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.9	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.10	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.11	2010 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.12	Form of Stock Option Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.13	Amendment to Amendment to Lease dated March 24, 2011 ((Incorporated by reference to the Form 10-K/A filed November 30, 2011)
10.14	Investment Agreement with Centurion Private Equity, LLC dated April 5, 2011 (Incorporated by reference to the Form 8-K filed April 11, 2011)
10.15	Registration Rights Agreement with Centurion Private Equity, LLC dated April 5, 2011 (Incorporated by reference to the Form 8-K filed April 11, 2011)
10.16	2011 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed August 24, 2011)
10.17	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed August 24, 2011)
10.18*	Employment Agreement of Pierre Quilliam dated January 1, 2012
10.19*	Employment Agreement of Allan Breitkreuz dated January 1, 2012
10.20*	Employment Agreement of Christian Quilliam dated January 1, 2012
10.21*	Employment Agreement of Thomas Ridenour dated January 1, 2012
10.22	Securities Purchase Agreement dated March 30, 2012 by and between the Registrant and Iliad Research and Trading, LP (Incorporated by reference to the Form 8-K filed April 10, 2012)
10.23	Promissory Note payable to Iliad Research and Trading, LP dated March 30, 2012 (Incorporated by reference to the Form 8-K filed April 10, 2012)
10.24	Transfer Agent Instructions dated March 30, 2012 (Incorporated by reference to the Form 8-K filed April 10, 2012)
14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21*	Subsidiaries of Registrant
23*	Consent of W.T. Uniack & Co. CPA's P.C.
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SILVER FALCON MINING, INC.
Dated: April 10, 2012	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: April 10, 2012	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: April 10, 2012	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: April 10, 2012	/s/ Lewis Georges
Lewis Georges, Director

Dated: April 10, 2012	/s/ Denise Quilliam
Denise Quilliam, Director

Dated: April 10, 2012	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director

Dated: April 10, 2012	/s/ Thomas C. Ridenour
Thomas C. Ridenour, Chief Financial Officer and Director

Dated: April 10, 2012	/s/ Allan Breitkreuz
Allan Breitkreuz, Vice President and Director

EXHIBIT A

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2011

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

PAGE
Audit Report of Independent Certified Public Accountants	F-3
Balance Sheets as of December 31, 2011 and 2010	F-4
Statements of Operations for the years ended December 31, 2011 and 2010, and the cumulative period from October 15, 2007 (inception) to December 31, 2011	F-5
Statements of Stockholders' Equity for the years ended December 31, 2011 and 2010	F-6
Statements of Cash Flows for the years ended December 31, 2011 and 2010, and the cumulative period from October 15, 2007 (inception) to December 31, 2011	F-7
Notes to Financial Statements for the years ended December 31, 2011 and 2010	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Silver Falcon Mining, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Silver Falcon Mining, Inc. (the “Company”) (An Exploration Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010, and the period from October 15, 2007 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2011 and 2010, and the period from October 15, 2007 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Alpharetta, Georgia

April 2, 2012

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2011 and 2010

ASSETS	2011	2010
Cash and cash equivalents	$ -	$ 61,530
Inventories	1,772,252	352,911
Due from related party (see Note 9)	404,779	-
Total current assets	2,177,031	414,441

Prepaid expenses (see Note 6)	327,183	715,025
Mill and mining Properties (see Note 4)	2,504,422	1,772,390
Mill Equipment, net of accumulated depreciation of $737,741 and $392,300 (see Note 5)	1,202,668	1,245,384
Other assets	31,000	6,000

Total Assets	$ 6,242,304	$ 4,153,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 949,504	$ 310,297
Accrued interest	129,568	19,221
Accrued compensation	-	727,633
Payroll liabilities	66,334	30,177
Due to related party	-	6,000
Notes payable – current	1,691,867	237,500
Director’s loan	-	323
Total current liabilities	2,837,273	1,331,151

Notes payable (see Note 7)	2,857,004	2,179,481
Total liabilities	5,694,277	3,510,632

Stockholders' equity:
Class A Common Stock, par value $0.0001 10,000,000,000 shares authorized, 419,863,368 and 286,587,004 shares issued and outstanding at December 31, 2011 and 2010, respectively	41,986	28,658
Class B Common stock, par value $0.0001, 12,500,000 shares authorized, 5,365,419 and 3,884,321 shares issued and outstanding at December 31, 2011 and 2010	537	389
Additional paid in capital	30,327,054	18,164,240
Accumulated deficit	(29,821,550)	(17,550,679)
Total stockholders' deficit	548,027	642,608

Total Liabilities and Stockholders' Deficit	$ 6,242,304	$ 4,153,240

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2011

	2011	2010	Cumulative from Inception

Revenue	$ 174,002	$ 2,960	$ 176,962

Expenses

Consulting fees	$ 4,163,376	$ 4,629,985	$ 13,433,879
Exploration and development	1,362,022	327,058	2,459,494
Mill operating expenses	512,453	836,509	1,348,962
Property lease fees	-	250,000	250,000
Compensation expense	729,288	1,167,222	2,363,177
Stock compensation expense	4,107,200	1,163,542	5,270,742
Depreciation expense	345,441	235,647	737,741
General and administrative	977,008	723,616	3,484,179
	12,196,788	9,333,579	29,348,174

Loss from operations	(12,022,786)	(9,330,619)	(29,171,212)

Interest expense	(248,085)	(243,397) ;	(650,338)

Net Loss	$ (12,270,871)	$ (9,574,016)	$ (29,821,550)

Net loss per common share - basic and diluted	$ (0.04)	$ (0.04)	(0.16)

Weighted average number of common shares outstanding – basic and diluted	332,290,119	229,402,629	183,743,491

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	COMMON STOCK	COMMON STOCK		ADDITIONAL
	SERIES A	SERIES B		PAID IN		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2009	169,830,575	$ 16,983	2,137,446	$ 214	$ 6,628,130	$ (7,976,663)	$ (1,331,336)

Issuance of class A common stock for services	61,898,727	6,190			6,950,903		6,957,093
Issuance of class B common stock for services			1,746,875	175	69,700		69,875
Issuance of common stock for rent	3,580,000	358			468,862		469,220
Issuance of common stock for mining property	3,687,469	368			376,797		377,165
Issuance of common stock for interest	1,250,000	125			49,875		50,000
Issuance of common stock for notes payable conversions	43,641,549	4,364			2,444,701		2,449,065
Options granted					1,163,542		1,163,542
Purchase of common stock	(301,316)	(30)			(62,970)		(63,000)
Issuance of common stock	3,000,000	300			74,700		75,000
Net loss						(9,574,016)	(9,574,016)

Balance as of December 31, 2010	286,587,004	$ 28,658	3,884,321	$ 389	$ 18,164,240	$ (17,550,679)	$ 642,608

Issuance of class A common stock for services	54,245,586	5,424			5,637,635		5,643,059
Issuance of common stock for equipment	245,045	25			24,801		24,826
Issuance of common stock for rent	6,000,000	600			339,400		340,000
Issuance of common stock for interest	135,000	14			12,946		12,960
Issuance of class A common stock for notes payable conversions	5,898,483	590			492,010		492,600
Issuance of class B common stock for notes payable conversions			1,481,098	148	60,577		60,725
Options granted					1,832,462		1,832,462
Issuance of common stock for accrued compensation	16,327,005	1,633			1,493,288		1,494,921
Issuance of common stock for compensation	50,425,245	5,042			2,269,695		2,274,737
Net loss						(12,270,871)	(12,270,871)

Balance as of December 31, 2011	419,863,368	$ 41,986	5,365,419	$ 537	$ 30,327,054	$ (29,821,550)	$ 548,027

S ee accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2011

	2011	2010	Cumulative from Inception

Cash flows from operating activities

Net Loss	$ (12,270,871)	$ (9,574,016)	$ (29,821,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	5,643,059	7,026,968	17,758,887
Issuance of common stock for compensation	2,274,737	-	2,274,737
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	12,960	50,000	62,960
Issuance of common stock for rent	340,000	469,220	1,202,130
Options granted	1,832,462	1,163,542	2,996,004
Depreciation	345,442	235,647	737,741
Increase (decrease) in operating assets and liabilities:
Inventories	(1,419,341)	(352,911)	(1,772,252)
Prepaid expenses	387,842	(383,942)	(327,183)
Due from related party	(410,779)	75,499	(404,779)
Other assets	(25,000)	(6,000)	(26,000)
Accounts payable and accrued expenses	639,207	(56,012)	1,259,809
Accrued interest	112,518	(17,042)	144,749
Accrued payroll and payroll liabilities	803,445	340,810	1,561,255
Net cash used in operating activities	(1,734,319)	(1,028,237)	(4,340,442)

Cash flows from investing activities

Purchase of equipment	(277,900)	(851,216)	(1,915,583)
Purchase of or capitalized improvements to mill and mining properties	(732,032)	(529,468)	(1,750,334)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	(1,009,932)	(1,380,684)	(3,626,137)

Cash flows from financing activities

Proceeds from notes payable	2,683,044	2,602,686	8,004,079
Proceeds from sale of common stock	-	75,000	75,000
Purchase of common stock	-	(63,000)	(63,000)
Repayments of notes payable	-	(42,500)	(49,500)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	(323)	(102,337)	(338,113)
Net cash provided by financing activities	2,682,721	2,469,849	7,966,579

Net increase in cash	(61,530)	60,928	-

Cash - beginning of year	61,530	602	-
Cash - end of year	$ -	$ 61,530	$ -

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2011

(continued)

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for notes payable conversion	553,325	2,449,065	3,420,890
Shares issued for interest	12,960	50,000	62,960
Shares issued for accrued compensation	1,494,921	-	1,494,921
Shares issued for rent	340,000	-	340,000
Shares issued for compensation	2,274,737	-	2,274,737
Shares issued for acquisition	-	-	355,085
Shares issued for purchase mining properties	-	377,166	754,089

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Sales of all metals products sold directly to refiners, including by-product metals, are recorded as revenues when title and risk of loss transfer to the refiner.  Revenue is recognized, net of treatment and refining charges, from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.   Upon delivery of our bullion dore to the refiner, we agree on a price based on assay results performed by our lab and the refiner.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Inventories

Inventories are stated at the lower of average costs incurred or estimated net realizable value. Inventories include metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore, work in process and finished goods).

Stockpiled ore inventory represents ore that has been hauled our mill site for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to a stockpile based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

We accrue costs associated with environmental remediation obligations in accordance with Accounting Standards Codification 410, “Asset Retirement and Environmental Obligations.” ASC No. 410 requires us to record a liability for the present value of our estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss).  We had no accruals for closure costs, reclamation and environmental matters for operating and non-operating properties at December 31, 2011.

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

Stock Based Compensation

We have issued and may issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction in accordance with Accounting Standards Codification 718, “Stock Compensation”.

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

Significant Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and changes the disclosure requirements to include quantitative information about unobservable inputs used for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011 (early adoption is prohibited). The Company is evaluating the potential impact of adopting this guidance on its consolidated financial position, results of operations, cash flows, and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (early adoption is permitted). The Company is evaluating the potential impact of adopting this guidance on its consolidated financial position, results of operations, cash flows, and disclosures.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

NOTE 3 – LEASE OF MINING PROPERTIES

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  The mineral rights consist of 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres, plus an additional 44 lease claims obtained from the U.S. Bureau of Land Management. Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence April 1, 2008, but we and GoldLand agreed to extend the commencement date to July 1, 2010, and agreed to extend the lease term for an equal amount of time. In the first quarter of 2011, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  We remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.

NOTE 4 – PURCHASE OF MINING PROPERTY

On December 3, 2009, we acquired twenty acres of land in Owhyee County, Idaho.  The purchase price for the land was $250,000, of which $25,000 was paid at closing and the remaining $225,000 was paid by the execution of a promissory note payable to the seller in the amount of $225,000.  The promissory note is payable without interest in ten annual installments of $22,500 each.  The first installment was due and paid on January 1, 2010.  The second installment was due and paid on January 1, 2011.  A late charge of five percent is due on any annual installment which is not paid by its due date.  The note is secured by a deed of trust lien on the property that was purchased.  In addition to the property, the purchase included a fifty foot wide access easement over the seller’s property, over which we are responsible for constructing and maintaining a roadway to access the property.  We have constructed a mill on the site to process ore derived from our mining properties nearby, and are in the process of constructing a metallurgical lab on the property.

NOTE 5 – ACQUISITION OF DEEP ROCK, INC.

On January 23, 2009 we issued 7,719,235 shares of Class A Common Stock valued at $355,085 to purchase 100% of the outstanding common stock of Deep Rock, Inc., an Idaho Corporation.

NOTE 6 – MILL EQUIPMENT

During 2010 and 2011 we purchased and installed equipment to be used on our mining properties totaling $851,216 and $277,900, respectively.  The following table summarizes our equipment as of December 31, 2011.

Mill equipment	$ 1,940,409
Accumulated depreciation	(737,741)
$ 1,202,668

NOTE 7 – PREPAID EXPENSES

On October 1, 2011, we entered into a Commercial Lease Agreement, under which we leased office space in New York, New York through September 30, 2015.  Under the Commercial Lease Agreement, we issued the lessor 6,000,000 shares of our Class A Common Stock at the inception of the lease representing advance lease payments totaling $340,000.  The total rent for the life of the lease is $444,000.  We capitalized the lease payment as a prepaid expense, and are amortizing the amount on a monthly basis over the life of the lease.

We also lease office space at 641-2 Chrislea Road, Woodbridge, Ontario Canada, under a lease that runs from January 1, 2012 to December 31, 2013 at a rate of $400 per month.  We assumed the lease in March 2010.  Under the lease, we issued the lessor 480,000 shares of our common stock valued at $9,600 at the time we assumed the lease as payment of rent for the entire lease term.

In 2009, we issued 10,000,000 of Class A Common Stock for consulting contracts with terms of 12 to 48 months valued at $454,500. We capitalized these consulting fee payments as a prepaid expense, and amortize the amounts over the lives the consulting agreements.

NOTE 8 – NOTES PAYABLE

In 2011 and 2010, we issued two-year promissory notes with an aggregate principal amount of $2,658,044 and $2,602,686, respectively, to various investors.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.041 to $0.2755 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from January 5, 2012 to December 28, 2013.

In 2011, we issued a $25,000 convertible note to an investor.  The note has a term of two years, and accrues interest at 7% per annum payable monthly.  Principal and interest due on the notes is convertible, at the election of the holder, either into 17 oz. of gold bars that are 99.999% pure.  The note matures on December 12, 2013.  The note was converted into 17oz. of gold in February 2012.

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  (See Note 4 – Purchase of Mining Property).  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.

The maturities of notes payable are as follows:

2011	$ 1,669,367
2012	2,699,489
Total	$ 4,368,856

Less current maturities	(1,669,367)
Long term debt	$ 2,699,489

During 2011, we issued 5,898,483 shares of our Class A common stock upon conversion of notes payable with an aggregate principal amount of $492,600.

During 2011, we issued 1,481,098 shares of our Class B common stock upon conversion of notes payable with an aggregate principal amount of $60,725.

During 2010, we issued 43,641,549 shares of our Class A common stock upon conversion of notes payable with an aggregate principal amount of $2,449,065.

On December 31, 2011 and 2010, the outstanding principal balance on the two-year promissory notes was $4,368,856 and $2,236,967, respectively.

At December 31, 2011, an aggregate of 55,637,028 shares of Class A Common Stock were issuable upon conversion of the notes.

NOTE 9 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Tax benefit computed at the maximum federal statutory rate	(35.0)%	(35.0)%

State tax rate, net of federal tax benefit	(3.9)	(3.9)

Increase in valuation allowance	38.9	38.9

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

We have recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2011	December 31, 2010

Deferred tax assets	$11,600,582	$6,827,214

Less valuation allowance	(11,600,582)	(6,827,214)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as we have had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2011, we had net operating loss carryforwards of approximately $29,821,550 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2031. The utilization of the net operating loss carryforwards is dependent upon our ability to generate sufficient taxable income during the carryforward period.

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

As of December 31, 2011, GoldLand owed us $469,799 and as of December 31, 2010, we owed GoldLand $6,000.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, Denise Quilliam, Christian Quilliam and Allan Breitkreuz are all officers and directors of GoldLand and us. Thomas C. Ridenour, who is an officer of us, is also an officer of GoldLand.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at December 31, 2011 and December 31, 2010 was $0 and $323, respectively.

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

During 2011 we issued 288,401 of Class A Common Stock to Pascale Tutt for mineral claims administration and property due diligence valued at $26,500.  During 2010 we issued 301,174 of Class A Common Stock to Pascale Tutt for Shareholder relations and property due diligence valued at $34,862.  Ms. Tutt is the daughter of Mr. and Ms. Quilliam.

In November 2011, Denise Quilliam loaned us an aggregate amount of $58,755.  The loans were convertible into shares of Class B Common Stock at the market price of our Class A Common Stock on the date the loans were made.  In December 2011, Ms. Quilliam converted the loans into 1,481,098 shares of our Class B Common Stock.

In October and November 2011, we issued 8,969,107 shares valued at $502,312 to various officers of Goldland (who are also our officers) to pay accrued compensation owed to them by Goldland. The value of the shares will be applied to amounts that we owe Goldland under the above-described lease.

From 2007 to 2011, we have issued various notes to investors to raise capital.  The notes have a term of two years, bear interest at 7% per annum payable monthly, and are convertible into Class A Common Stock at the market price on the date of issuance of the note.  Erna Breitkreuz, the mother of Allan Breitkreuz, has purchased $154,000 of convertible notes in the offering.  Sherrie Breitkreuz, the sister of Allan Breitkreuz, has purchased $13,000 of convertible notes in the offering.  Helmut Breitkreuz, the father of Allan Breitkreuz, has purchased $100,000 of convertible notes in the offering.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

We are obligated under employment agreements with our officers to make total salary payments of $890,000 per year.

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

NOTE 12 - CAPITAL STOCK

We are authorized to issue 10,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 12,500,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of December 31, 2011, there were 417,863,368 and 5,365,419 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.  As of December 31, 2010, there were 286,587,004 and 3,884,321 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

2011 Transactions:  During the year ended December 31, 2011, we issued shares of Common Stock in the following transactions:

•

5,898,483 shares of Class A Common Stock were issued upon conversion of notes payable with an aggregate principal amount of $492,600.

•

1,481,098 shares of Class B Common Stock were issued upon conversion of notes payable with an aggregate principal amount of $60,725.

•

54,245,586 shares of Class A Common Stock to various vendors for consulting services valued at $5,643,059.

•

245,045 shares of Class A Common Stock valued at $24,826 were issued to a vendor for the purchase of equipment.

•

6,000,000 shares of Class A Common Stock valued at $340,000 were issued in payment of general and administrative expenses, of which $340,000 was recorded as prepaid expense.

•

50,425,245 shares of Class A Common Stock valued at $2,274,737 were issued in payment of compensation.

•

8,969,857 shares of Class A Common Stock valued at $502,312 were issued in payment of various accrued compensation on behalf of GoldLand.

•

7,357,148 shares of Class A Common Stock valued at $992,609 were issued in payment of various accrued compensation.

•

135,000 shares of Class A Common Stock valued at $12,960 were issued in payment of interest.

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

•

301,316 shares of Class A Common Stock was purchased for $63,000.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of the Company in 2010 and 2011 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009	-	-
Granted	20,000,000	$0.20
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2010	20,000,000	$0.20
Granted	75,000,000	$0.041
Exercised	-	-
Cancelled or expired	(4,000,000)	-
Outstanding as of December 31, 2011	91,000,000	$0.074

All options and warrants under the 2011 stock option plan were issued on December 30, 2011, expire on December 30, 2021, have an exercise price of $0.041, and vest one year after the date of issuance.  The weighted-average fair value of stock options or warrants granted to employees and consultants during the year ended December 31, 2011, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	$0.041
Risk-free interest rate at grant date	0.60%
Expected stock price volatility	65%
Expected dividend payout	0%
Expected option life (in years)	3 years

All options and warrants under the 2010 stock option plan were issued on October 20, 2010, expire on October 20, 2020, have an exercise price of $0.20, and vest one year after the date of issuance.  The weighted-average fair value of stock options or warrants granted to employees and consultants during the year ended December 31, 2010, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	$0.20
Risk-free interest rate at grant date	1.25%
Expected stock price volatility	64%
Expected dividend payout	0%
Expected option life (in years)	2 years

Total stock-based compensation expense recognized by us for the year ended December 31, 2011 and 2010 was $1,832,462 and $1,163,542, respectively.

NOTE 14 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we have incurred net losses of ($12,270,871) and ($9,574,016) for the years ended December 31, 2011 and 2010, respectively.  We have remained in business primarily through the deferral of salaries by management, loans from our chief executive officer, and loans from a significant shareholder.  We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 15 – SUBSEQUENT EVENTS (UNAUDITED)

Since January 1, 2012, we issued two-year promissory notes with an aggregate principal amount of $400,000 to various investors.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.025 to $0.056 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from January 9, 2014 to March 2, 2014.

Since January 1, 2012, we issued shares of Common Stock in the following transactions:

•

55,488,052 shares of Class A Common Stock were issued upon conversion of notes payable with an aggregate principal amount of $2,698,039.

•

5,000,000 shares of Class A Common Stock valued at $320,000 were issued in payment of accounts payable.

•

312,778 shares of Class A Common Stock valued at $12,511 were issued in payment of interest.

•

5,000,000 shares of Class A Common Stock valued at $210,000 were issued in payment of prepaid rent.

•

2,000,000 shares of Class A Common Stock valued at $65,667 were issued upon exercise of a Put under our Equity line.

•

12,539,836 shares of Class A Common Stock to various vendors for consulting services valued at $635,320.

•

93,312,521 shares of Class A Common Stock valued at $3,265,938 were issued in payment of compensation for 2012.

•

40,903,885 shares of Class A Common Stock valued at $1,431,636 to various officers of Goldland (who are also our officers) to pay compensation due to them by Goldland for the 2012 fiscal year. The value of the shares will be applied to amounts that we owe Goldland under the above-described lease.

On March 30, 2012 we issued a convertible promissory note to an institutional investor in the original principal amount of $566,500.  Our net proceeds were $500,000, after deducting original issue discount of $51,500 and attorney’s fees and costs of the investor of $15,000.  The note bears interest at 8% per annum, and is payable in twelve monthly installments beginning on October 1, 2012 and continuing for each of the next eleven calendar months.  Each monthly payment will be equal to $47,208.33, plus any accrued and unpaid interest as of the installment date.  Any installment payment may be either cash or shares of common stock, at our election, except that we may not pay less than six of the twelve installments in shares of common stock.  Also, of the first six installment payments not less than three must be in shares of common stock, and of the last six installment payments not less than three must be in shares of common stock.  If we make an installment payment in cash that we are required to make in shares of common stock, then we will be required to pay a 25% penalty on the amount of the installment payment.  The note is convertible into shares of Class A Common Stock at $0.04 per share, subject to adjustment downward under certain circumstances defined in the note.