Form 10-K/A
period 2011-12-31
Silver Falcon Mining, Inc.
filed 2012-05-03
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 615,509,218 Class A Shares and 5,365,419 Class B Shares as of March 13, 2012.

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

EXPLANTORY NOTE

This Amendment No. 1 to Silver Falcon Mining, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 is being filed to correct certain information in Item 1 regarding certain mining claims owned by registrant, to correct the percentage ownership of Class A Common Stock of each officer, director and beneficial owner in Item 12, and to reflect the filing of new certifications by the officers of the registrant in Item 15.

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

On September 21, 2008, we acquired from Mineral Extraction, Inc. all mineral, mining and access rights to two patented mining claims on War Eagle Mountain, covering 19.93 total acres, and four mill site locations and the Sinker Tunnel location.  In December 2009, we acquired a mill site at the foot of War Eagle Mountain, and constructed a mill on the site.  In 2011, we began construction of a metallurgical assay lab at our mill site, which we expect will be completed in mid-2012.  We also plan to begin construction of a leaching facility on our mill site in the Fall of 2012 or 2013, after we have obtained the proper permits, in order to improve the yields from the tailings that we process. We have since acquired additional claims on or at the base of War Eagle Mountain, bringing our total ownership to approximately 1,100 acres.

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

Description of Mining Properties

We have one mining property, which is a variety of land and mining claims on and near War Eagle Mountain, Idaho.  War Eagle Mountain is located about 60 miles southwest of Boise, Idaho, and about one mile east of Silver City, Idaho.  The Sinker Tunnel is about 15 miles off of State Highway 78 and the mine sites on the top of War Eagle Mountain are about 20 miles off of State Highway 78.  Access to both the Sinker Tunnel and the mines on the mountain currently is by truck or heavy duty vehicle or ATV, as only the first seven miles of county roadway off of State Highway 78 is paved.  Below is a map illustrating the location and access of War Eagle Mountain:

Our mine on War Eagle Mountain is a combination of owned and leased land and mining claims.

Leased Properties:  GoldLand owns an undivided 29.167% fee title interest in seven properties, and fifteen unpatented lode mining claims, which we lease from GoldLand under a lease dated October 11, 2007.  The lease expires on October 1, 2026, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, we are responsible for all mining activities on the land, and we are obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from land.  The properties which we lease from GoldLand are listed below:

Name	Ownership Interest	Type of Claim	Acres

Poorman Lode Claim	29.167%	Patented claim	3.44
London Lode Claim	29.167%	Patented claim	17.52
North Empire Lode Claim	29.167%	Patented claim	0.98
Illinois Central Lode Claim	29.167%	Patented claim	2.08
South Poorman Lode Claim	29.167%	Patented claim	17.06
Jackson Lode Claim	29.167%	Patented claim	10.33
Oso Lode Claim	29.167%	Patented claim	20.41
Western Horn #3	100%	Unpatented Lode Claim	19.5
Western Horn #4	100%	Unpatented Lode Claim	20
Western Horn #5	100%	Unpatented Lode Claim	20
Western Horn #6	100%	Unpatented Lode Claim	20
Western Horn #7	100%	Unpatented Lode Claim	20
Western Horn #8	100%	Unpatented Lode Claim	13.5
Western Horn #9	100%	Unpatented Lode Claim	20
Western Horn #10	100%	Unpatented Lode Claim	20
Western Horn #11	100%	Unpatented Lode Claim	20
Western Horn #12	100%	Unpatented Lode Claim	20
Western Horn #13	100%	Unpatented Lode Claim	20
Western Horn #14	100%	Unpatented Lode Claim	20
Diamond Creek #5	100%	Unpatented Lode Claim	20
Diamond Creek #6	100%	Unpatented Lode Claim	20
Diamond Creek #8	100%	Unpatented Lode Claim	9.85

A patented mining claim is one which the federal government has passed title to the claimant, making the claimant the owner of the surface and mineral rights.  An unpatented mining claim is one which is still owned by the federal government, but which the claimant has a right to possession to extract minerals, provided the land is open to mineral entry.

There are two main types of mining claims, lode claims and placer claims.  Lode claims cover classic veins or lodes having well-defined boundaries. They also include other rock in-place bearing valuable minerals and may be broad zones of mineralized rock. Examples include quartz or other veins bearing gold or other metallic minerals and large volume but low-grade disseminated metallic deposits. Lode claims are usually described as parallelograms with the longer side lines parallel to the vein or lode. Descriptions are by metes and bounds surveys (giving length and direction of each boundary line). Federal law limits their size to a maximum of 1,500 feet in length along the vein or lodge. Their width is a maximum of 600 feet, 300 feet on either side of the centerline of the vein or lode. The end lines of the lode claim must be parallel to qualify for underground extralateral rights. Extralateral rights involve the rights to minerals that extend at depth beyond the vertical boundaries of the claim.

Placer claims include all deposits not subject to lode claims. Traditionally, these include only deposits of unconsolidated materials, such as sand and gravel, containing free gold or other minerals. Placer claims, where practicable, are located by legal subdivision of land. The maximum size of a placer claim is 20 acres.

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

In 2010, as a result of a survey of portions of War Eagle Mountain, Goldland allowed its Unpatented Placer Claims to lapse, and reapplied for new Unpatented Lode Claims covering the same veins.  The new Unpatented Lode Claims cover more acreage and are better oriented in the direction of the three veins in the mountain.  The Unpatented Placer Claims previously known as Great Western #1 through 4, and Cape Horn #1 are now known as Western Horn #7 through 14, which are Unpatented Lode Claims.  The Unpatented Placer Claims previously known as Goldland #25 and 26 are now known as Western Horn #3 through 6, which are Unpatented Lode Claims. The Unpatented Placer Claims previously known as Goldland #13 through 15 are now known as Diamond Creek #5, 6 and 8, which are Unpatented Lode Claims. The new Unpatented Lode Claims were originally titled in our name erroneously, but will be transferred formally to Goldland.

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

Owned Land and Claims:  We also own the following claims:

Name	Ownership Interest	Type of Claim	Acres
Burka #1	100%	Unpatented Lode Claim	18.85
Burka #2	100%	Unpatented Lode Claim	14.75
Burka #3	100%	Unpatented Lode Claim	12.75
Burka #4	100%	Unpatented Lode Claim	20.00
Burka #5	100%	Unpatented Lode Claim	4.00
Burka #6	100%	Unpatented Lode Claim	14.00
Burka #7	100%	Unpatented Lode Claim	9.95
Burka #8	100%	Unpatented Lode Claim	19.05
Burka#9	100%	Unpatented Lode Claim	18.25
Western Horn #1	100%	Unpatented Lode Claim	18.50
Western Horn #2	100%	Unpatented Lode Claim	20.00
Diamond Creek #1	100%	Unpatented Lode Claim	20.00
Diamond Creek #2	100%	Unpatented Lode Claim	20.00
Diamond Creek #3	100%	Unpatented Lode Claim	20.00
Diamond Creek #4	100%	Unpatented Lode Claim	20.00
Diamond Creek #9	100%	Unpatented Lode Claim	7.25
Diamond Creek #10	100%	Unpatented Lode Claim	19.75
Diamond Creek #11	100%	Unpatented Lode Claim	17.00
Diamond Creek #12	100%	Unpatented Lode Claim	13.00
Diamond Creek #13	100%	Unpatented Lode Claim	14.75
Diamond Creek #14	100%	Unpatented Lode Claim	2.50
Diamond Creek #15	100%	Unpatented Lode Claim	6.50
Diamond Creek #16	100%	Unpatented Lode Claim	5.25
Diamond Creek #17	100%	Unpatented Lode Claim	2.00
Diamond Creek #18	100%	Unpatented Lode Claim	2.85

Diamond Creek #19	100%	Unpatented Lode Claim	6.85
Diamond Creek #22	100%	Unpatented Lode Claim	8.00
Diamond Creek #24	100%	Unpatented Lode Claim	17.25
Diamond Creek #25	100%	Unpatented Lode Claim	18.65
Diamond Creek #26	100%	Unpatented Lode Claim	17.50
Diamond Creek #27	100%	Unpatented Lode Claim	5.50
Diamond Creek #28	100%	Unpatented Lode Claim	4.75
Diamond Creek #29	100%	Unpatented Lode Claim	7.25
Diamond Creek #30	100%	Unpatented Lode Claim	20.00
Diamond Creek #31	100%	Unpatented Lode Claim	16.85
Diamond Creek #32	100%	Unpatented Lode Claim	20.00
Diamond Creek #33	100%	Unpatented Lode Claim	20.00
Diamond Creek #34	100%	Unpatented Lode Claim	20.00
Diamond Creek #35	100%	Unpatented Lode Claim	16.00
Diamond Creek #36	100%	Unpatented Lode Claim	17.00
Diamond Creek #37	100%	Unpatented Lode Claim	20.00
Sinker #1	100%	Mill Site Claim	5.00
Sinker #2	100%	Mill Site Claim	5.00
Sinker #3	100%	Mill Site Claim	5.00
Sinker #4	100%	Mill Site Claim	5.00
Sinker Tunnel	100%	Tunnel Site Claim	207.00
Cumberland	100%	Patented Lode Claim	5.93
Louisiana	100%	Patented Lode Claim	12.95

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

PART III

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

	Class A Shares		Class B Shares
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
New Vision Financial, Ltd. (2) Akara Bldg 24 De Castro Street Wickhams Cay British Virgin Islands	71,586,076	11.5%	-	0.0%

Pierre Quilliam (3)(4) 5709 Manatee Avenue West Bradenton, Florida 34209	66,214,647	10.7%	19,500	0.4%

Denise Quilliam (3)(5) 5709 Manatee Avenue West Bradenton, Florida 34209	9,752,883	1.6%	3,219,044	60.0%

Thomas C. Ridenour (6) 100 North Point Center East Suite 530 Alpharetta, GA 30022	50,789,732	8.2%	-	0.0%

Christian Quilliam (7) 5356 Vail Ct. Mississauga, Ontario Canada L5M 6G9	41,709,582	6.7%	1,746,875	32.6%

Allan Breitkreuz (8) 1613 2nd Ave., RR#3 St-Catharines, Ontario Canada L2R 6P9	4,976,511	0.8%	0.0%	0.0%

Lewis Georges (9) 101 West Main Street Suite 4000 Norfolk, VA 23510	1,885,314	0.3%	-	0.0%

All Officers and Directors as a Group	175,328,669	27.9%	4,985,419	93.0%

(1) Based upon 615,509,218 shares of Class A Common Stock issued and outstanding as of March 13, 2012, and 5,365,419 shares of Class B Common Stock issued and outstanding as of March 13, 2012.

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

(3) Pierre Quilliam and Denise Quilliam are married.

(4) Pierre Quilliam’s ownership consists of 64,214,647 shares owned outright, and 2,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 per share and expire October 19, 2020.  Mr. Quilliam’s ownership does not include 10,000,000 shares which he has the right to acquire under options that have not vested yet.

(5) Denise Quilliam’s ownership consists of 9,252,883 shares owned outright, and 500,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 per share and expire October 19, 2020.  Ms. Quilliam’s ownership does not include 5,000,000 shares which she has the right to acquire under options that have not vested yet.

(6) Thomas C. Ridenour’s ownership consists of 47,789,732 shares owned outright, and 3,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 per share and expire October 19, 2020.  Mr. Ridenour’s ownership does not include 10,000,000 shares which he has the right to acquire under options that have not vested yet.

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

10.8	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.9	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.10	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.11	2010 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.12	Form of Stock Option Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.13	Amendment to Amendment to Lease dated March 24, 2011 (Incorporated by reference to the Form 10-K/A filed November 30, 2011)
10.14	Investment Agreement with Centurion Private Equity, LLC dated April 5, 2011 (Incorporated by reference to the Form 8-K filed April 11, 2011)
10.15	Registration Rights Agreement with Centurion Private Equity, LLC dated April 5, 2011 (Incorporated by reference to the Form 8-K filed April 11, 2011)
10.16	2011 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed August 24, 2011)
10.17	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed August 24, 2011)
10.18	Employment Agreement of Pierre Quilliam dated January 1, 2012 (Incorporated by reference to the Form 10-K filed April 11, 2012)
10.19	Employment Agreement of Allan Breitkreuz dated January 1, 2012 (Incorporated by reference to the Form 10-K filed April 11, 2012)
10.20	Employment Agreement of Christian Quilliam dated January 1, 2012 (Incorporated by reference to the Form 10-K filed April 11, 2012)
10.21	Employment Agreement of Thomas Ridenour dated January 1, 2012 (Incorporated by reference to the Form 10-K filed April 11, 2012)
14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

21	Subsidiaries of Registrant (Incorporated by reference to the Form 10-K filed April 11, 2012)
23*	Consent of W.T. Uniack & Co. CPA's P.C.
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. (Incorporated by reference to the Form 10-K filed April 11, 2012)

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.

SILVER FALCON MINING, INC.
Dated: May 2, 2012	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: May 2, 2012	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: May 2, 2012	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: May 2, 2012	/s/ Lewis Georges
Lewis Georges, Director

Dated: May 2, 2012	/s/ Denise Quilliam
Denise Quilliam, Director

Dated: May 2, 2012	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director

Dated: May 2, 2012	/s/ Thomas C. Ridenour
Thomas C. Ridenour, Chief Financial Officer and Director

Dated: May 2, 2012	/s/ Allan Breitkreuz
Allan Breitkreuz, Vice President and Director