Form 10-Q
period 2012-03-31
Silver Falcon Mining, Inc.
filed 2012-05-15
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 642,333,433 and 5,365,419 shares of Class A Common Stock and Class B Common Stock, respectively, as of May 7, 2012.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

23

Item 4.  Controls and Procedures.

23

PART II.  OTHER INFORMATION.

23

Item 1.  Legal Proceedings.

23

Item 1A.  Risk Factors.

24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

24

Item 3.  Defaults upon Senior Securities.

24

Item  4. Mine Safety Disclosures

24

Item 5.  Other Information.

24

Item 6.  Exhibits.

24

SIGNATURES

25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2012 AND DECEMBER 31, 2011

	MARCH 31, 2012	DECEMBER 31, 2011
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 27,276	$ -
Inventories	2,018,956	1,772,252
Due from related parties	1,694,075	404,779
Total current assets	3,740,307	2,177,031

Mill equipment, net of accumulated depreciation of 834,084 and 737,741, respectively (see Note 4)	1,107,084	1,202,668
Properties	2,563,748	2,504,422
Prepaid expenses (see Notes 5 and 8)	1,784,360	327,183
Other assets	31,000	31,000
Total Assets	$ 9,226,499	$ 6,242,304

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 620,316	$ 949,504
Payroll liabilities	125,917	66,334
Accrued interest	135,947	129,568
Notes payable - current portion (see Note 3)	1,387,250	1,691,867
Total current liabilities	2,269,430	2,837,273

Notes payable (see Note 3)	1,192,515	2,857,004
Total liabilities	3,461,945	5,694,277

STOCKHOLDERS' DEFICIT
Common stock, Class A, par value $0.0001, 10,000,000,000 shares authorized, 618,049,306 and 419,863,368, issued and outstanding, respectively	61,805	41,986
Common stock, Class B, par value $0.0001, 250,000,000 shares authorized, 5,365,419 and 5,365,419 issued and outstanding, respectively	537	537
Additional paid in capital	39,417,276	30,327,054
Accumulated deficit	(33,715,064)	(29,821,550)
	5,764,554	548,027
Total liabilities and stockholders' deficit	$ 9,226,499	$ 6,242,304

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2012

(UNAUDITED)

	2012	2011	Cumulative from Inception

Revenue	$ 58,999	$ -	$ 235,961

Expenses
Consulting fees	$ 1,164,780	$ 1,915,533	$ 14,598,659
Exploration and development	1,378	296,244	2,460,872
Mill operating expenses	72,861	383,913	1,421,823
Property lease fees	250,000	-	500,000
Compensation expense	104,644	315,452	2,467,821
Stock compensation expense	458,575	-	5,729,317
Depreciation expense	96,343	82,097	834,084
General and administrative	271,575	316,042	3,755,754
	2,420,156	3,309,281	31,768,330

Loss from operations	(2,361,157)	(3,309,281)	(31,532,369)

Interest expense	(64,431)	(45,730)	(714,769)
Debt conversion expense	(1,467,926)	-	(1,467,926)

Net Loss	$ (3,893,514)	$ (3,355,011)	$ (33,715,064)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.01)	(0.16)

Weighted average number of common shares outstanding – basic and diluted	585,636,159	300,517,648	205,900,801

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2012

(UNAUDITED)

	2012	2011	Cumulative from Inception
Cash flows from operating activities
Net Loss	$ (3,893,514)	$ (3,355,011)	$ (33,715,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for consulting services	1,241,038	1,903,000	18,999,925
Issuance of common stock for compensation	1,834,302	-	4,109,039
Issuance of common stock for related party	1,534,854	-	1,534,854
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	12,511	-	75,471
Issuance of common stock for rent	113,600	-	1,315,730
Depreciation	96,343	82,098	834,084
Debt conversion expense	1,467,926	-	1,467,926
Options granted	-	-	2,996,004
Increase (decrease) in operating assets and liabilities:
Inventories	(246,704)	-	(2,018,956)
Prepaid expenses	(1,457,177)	647,537	(1,694,075)
Due from related party	(1,289,296)	-	(1,784,360)
Other assets	-	-	(26,000)
Accounts payable and accrued expenses	(329,188)	(194,950)	930,621
Accrued interest	14,946	12,048	159,695
Accrued payroll and payroll liabilities	59,583	323,326	1,620,838
Net cash used in operating activities	(840,776)	(581,952)	(5,181,218)

Cash flows from investing activities
Purchase of equipment	(759)	(110,036)	(1,916,342)
Purchase of mill and mining properties	(59,326)	(75,652)	(1,809,660)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	(60,085)	(185,688)	(3,686,222)

Cash flows from financing activities
Proceeds from notes payable	935,700	788,000	8,939,779
Proceeds from sale of common stock	65,667	-	140,667
Purchase of common stock	-	-	(63,000)
Repayments of notes payable	(73,230)	-	(122,730)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	-	(323)	(338,113)

Net cash provided by financing activities	928,137	787,677	8,894,716

Net increase in cash	27,276	20,037	27,276

Cash - beginning of year	-	61,530	-
Cash - end of year	$ 27,276	$ 81,567	$ 27,276

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for notes payable conversions	2,840,143	77,600	6,261,033
Shares issued for accrued compensation	-	771,000	1,494,921
Shares issued for rent	113,600	-	453,600
Shares issued for interest	12,511	-	75,471
Shares issued for related party	1,534,854	-	1,534,854
Shares issued for acquisition	-	-	355,085
Shares issued for purchase mining properties	-	-	754,089
Shares issued for compensation	1,834,302	-	4,109,039

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

	COMMON STOCK	COMMON STOCK		ADDITIONAL
	SERIES A	SERIES B		PAID IN		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2011	419,863,368	$ 41,986	5,365,419	$ 537	$ 30,327,054	$ (29,821,550)	$ 548,027

Issuance of common stock for services	36,214,836	3,622	-	-	1,237,416	-	1,241,038
Issuance of common stock for rent	3,480,000	348	-	-	113,252	-	113,600
Issuance of common stock for related party	43,852,978	4,385	-	-	1,530,469	-	1,534,854
Issuance of common stock for interest	312,778	31	-	-	12,480	-	12,511
Issuance of common stock for notes payable conversions	59,916,710	5,992	-	-	2,834,151	-	2,840,143
Issuance of common stock for compensation	52,408,636	5,241	-	-	1,829,061	-	1,834,302
Debt conversion expense	-	-	-	-	1,467,926	-	1,467,926
Issuance of common stock	2,000,000	200	-	-	65,467	-	65,667
Net loss	-	-	-	-	-	(3,893,514)	(3,893,514)

Balance as of March 31, 2012	618,049,306	$ 61,805	5,365,419	$ 537	$ 39,417,276	$ (33,715,064)	$ 5,764,554

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties.  The lease provides that lease payments must commence April 1, 2008, but by agreement with GoldLand we extended the commencement date to July 1, 2010.  In the first quarter of 2011, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  We remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.  The lease currently expires on October 1, 2026.

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

At the present time, our inventories consist of the historical cost of transporting raw ore from our mine site to our milling site for further processing and a proportionate amount of our direct mill opeational expenses based on the amount of time that the mill is operational in the period. All other direct mill operating expenses are expensed as incurred.

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

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss).  We had no accruals for closure costs, reclamation and environmental matters for operating and non-operating properties at March 31, 2012.

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

NOTE 3 – NOTES PAYABLE

As of March 31, 2012, we had outstanding $1,972,280 of two-year promissory notes that we have issued to various investors starting in 2010.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.015 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from April 13, 2012 to March 29, 2014.  During the quarter ended March 31, 2011, we issued $485,700 of new notes.

During the three months ended March 31, 2012, we issued 10,925,188 shares of our common stock upon conversion of notes payable with an aggregate principal amount of $500,000.

During the three months ended March 31, 2012, we issued 48,991,522 shares of our common stock upon conversion of notes payable with an aggregate principal amount of $2,331,576.  These conversions were at prices lower than the conversion price at the date of issuance.  The conversion of the notes at discounts to their conversion prices resulted in the recognition of an additional expense of $1,478,685 and a corresponding increase to paid in capital.

The maturities of two-year notes payable are as follows:

2012	$ 1,050,500
2013	534,780
2014	387,000
Total	1,972,280

Less current maturities	(1,081,500)
Long term debt	$ 890,780

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  The balance due on the note at March 31, 2012 was $157,485.

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

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of March 31, 2012.

Mill equipment	$ 1,903,723
Vehicles	37,445
Accumulated depreciation	(834,084)
Net	$ 1,107,084

NOTE 5 – PREPAID EXPENSES

On October 1, 2010, we entered into a four year Commercial Lease Agreement, under which we leased office space in New York, New York.  Under the Commercial Lease Agreement, we issued the lessor 9,000,000 shares of our Class A Common Stock at the inception of the lease in full payment of lease payments under the lease totaling $444,000.  We capitalized the lease payment as a prepaid expense, and are amortizing the amount on a monthly basis over the life of the lease.

We also lease office space at 641-2 Chrislea Road, Woodbridge, Ontario Canada, under a lease that runs from January 1, 2012 to December 31, 2013 at a rate of $400 per month.  Under the lease, we issued the lessor 480,000 shares of our common stock valued at $9,600.  We capitalized the lease payment as a prepaid expense, and are amortizing the amount on a monthly basis over the life of the lease.

In 2009, we issued 10,000,000 shares of Class A Common Stock for consulting contracts with terms of 12 to 48 months totaling $454,500.  We capitalized these consulting fee payments as a prepaid expense, and amortize the amounts over the lives the consulting agreements.

During the three months ended March 31, 2012, we issued 52,408,636 shares of our common stock to our officers for compensation totaling $1,834,302 for the year 2012.  We capitalized these payments as a prepaid expense, and amortized the amounts over the life of the employment contracts of the officers, which is for the twelve months ended December 31, 2012.

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

As of March 31, 2012 and December 31, 2011, GoldLand owed us $1,772,926 and $469,799, respectively.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, Denise Quilliam, Christian Quilliam, Thomas C. Ridenour and Allan Breitkreuz are all officers and directors of GoldLand and us.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at March 31, 2012 and December 31, 2011 was $53,851 and $0, respectively.

Thomas C. Ridenour has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Ridenour at March 31, 2012 and December 31, 2011 was $25,000 and $0, respectively.

During the three months ended March 31, 2012, we issued 43,852,978 shares valued at $1,534,854 to various officers of Goldland (who are also our officers) to pay compensation that will be owed to them by Goldland for the 2012 fiscal year. The value of the shares will be applied to amounts that we owe Goldland under the above-described lease.

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

NOTE 8 - CAPITAL STOCK

We are authorized to issue 10,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 12,500,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of March 31, 2012, there were 618,049,306 and 5,365,419 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the three months ended March 31, 2012, we issued shares of Class A Common Stock in the following transactions:

•

59,916,710 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $2,831,576.

•

36,214,836 shares of Class A Common Stock were issued to various vendors for consulting services valued at $1,241,038.

•

52,408,636 shares of Class A Common Stock valued at $1,834,302 were issued in payment of compensation.

•

3,480,000 shares of Class A Common Stock valued at $113,600 were issued in payment of rent.

•

43,852,978 shares of Class A Common Stock valued at $1,534,854 were issued in payment of compensation for GoldLand Officers.

•

2,000,000 shares of Class A Common Stock valued at $65,667 were issued for cash.

•

312,778 shares of Class A Common Stock valued at $12,511 were issued in payment of interest.

As of March 31, 2012, the Company had outstanding notes payable to various investors in the original principal amount of $1,972,280.  All of the notes are convertible into shares of Class A Common Stock at election of the holder at conversion prices ranging from $0.015 to $0.275 per share.  Maturity dates range from April 13, 2012 to March 29, 2014. At March 31, 2012, an aggregate of 37,864,101 shares of Class A Common Stock were issuable upon conversion of the notes.

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

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($3,893,514) for the three months ended March 31, 2012.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

During April 2012, we issued shares of Class A Common Stock in the following transactions:

•

20,597,460 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $391,500.

•

3,686,667 shares of Class A Common Stock to various vendors for consulting services valued at $77,000.

Since March 31, 2012, we borrowed $104,642 from various investors pursuant to promissory notes that accrue interest at a rate of 7% annually.  The notes provide that interest is payable monthly, and all principal and interest on the notes is due two years after issuance of the notes. Principal and interest due on the notes is convertible at the election of the holder into shares of our Class A Common Stock at the price of the shares on the date of issuance of the note.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

Results of Operations

Three months ended March 31, 2012 and 2011

We are in the exploration stage and generated revenues of $58,999 and $0 in the three months ended March 31, 2012 and 2011, respectively.  Our revenues in the three months ended March 31, 2012 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to smelt our concentrate.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars to a refiner on a regular basis.  We expect to complete our metallurgical lab in 2012.

We reported losses from operations during the three months ended March 31, 2012 and 2011 of ($2,361,157) and ($3,309,281), respectively.  The decreased loss in 2012 as compared to 2011 was attributable to the following factors:

•

Consulting fees decreased from $1,915,533 in 2010 to $1,164,780 as a result of decreased use of consultants in 2012.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2011	2012

Shareholder relations services	597,500	21,000
Mineral claims administration	6,500	-
Technical consulting	179,000	-
Locating and due diligence services on future acquisition opportunities	3,200	559,800
Administrative, office and clerical	11,667	-
Legal services	-	36,320
Advice on debt and equity capital raising	1,120,000	560,000

•

Compensation expense increased from $315,452 in 2011 to $563,219 as a result of higher salaries payable to our officers, although $458,575 of the compensation payable in the quarter ended March 31, 2012 was paid in shares of Class A Common Stock instead of cash;

•

Depreciation expense increased from $82,097 in 2011 to $96,343 in 2012 as a result of the acquisition of substantial equipment to be used in our milling operations.

•

Exploration and development costs decreased from $296,244 in 2011 to $1,378 in 2012 as a result of decreased work on the sinker tunnel.

•

Mill operating expenses decreased from $383,913 in 2011 to $72,861 in 2011.  We began capitalizing certain operating costs in the fourth quarter of 2011.

•

General and administrative expenses decreased to $271,575 in 2012 as compared to $316,042 in 2011 as a result decreased expenses related to the new mill operations.

We reported net losses during the three months ended March 31, 2012 and 2011 of ($3,893,514) and ($3,355,011), respectively.  The increased loss in 2012 as compared to 2011 was largely attributable to Debt conversion expenses in 2012 of $1,467,926 and by an increase in interest expense resulting from higher levels of interest bearing debt in 2012.  In particular, interest expense increased from $45,730 in 2011 to $64,431 in 2012.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for our last three months ended March 31, 2011 and 2012:

	Three months ended March 31,
	2011	2012
Net cash provided by (used) in operating activities	$ (581,952)	$ (840,776)
Net cash provided by (used) in investing activities	(185,688)	(60,085)
Net cash provided by (used) in financing activities	787,677	928,137
Net (decrease) increase in unrestricted cash and cash equivalents	$ 20,037	$ 27,276

Comparison of 2012 and 2011

In the three months ended March 31, 2012 and 2011, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($840,776) of cash in 2012, as compared to ($581,952) of cash in 2011.  Major non-cash items that affected our cash flow from operations in 2012 were non-cash charges of $96,343 for depreciation and amortization, and $1,241,038 for the value of common stock issued for services.  Other non-cash items include changes in operating assets and liabilities of ($1,711,836), most of which resulted from an increase in prepaid expenses of ($1,457,177), offset by a decrease in accounts payable of ($329,188) and an increase in accrued payroll of $59,583.

Major non-cash items that affected our cash flow from operations in 2011 were non-cash charges of $82,098 for depreciation and amortization, and $1,903,000 for the value of common stock issued for services.  Other non-cash items include changes in operating assets and liabilities of $787,961, most of which resulted from a decreases in prepaid expenses of $647,537 and an increase in accrued payroll of $323,236, offset by a reduction of ($194,950) of accounts payable and accrued expenses.

Investing activities used ($185,688) of cash in 2011, as compared to ($60,085) of cash in 2012. The decrease in cash used in investing activities was attributable to lower expenditures for equipment and improvements to our mining property.

Financing activities supplied $787,677 of cash in 2011 as compared to $928,137 of cash in 2012. Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2011, we issued $788,000 in notes, as compared to 2012 when we issued $935,700 of notes.

Our balance sheet as of March 31, 2012 reflects current assets of $3,740,307, current liabilities of $2,269,430, and working capital of $1,470,877.

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

In 2011, we entered into an equity line of credit with Centurion Private Equity, LLC, under which we are entitled to raise up to $7.2 million from the sale of our shares to Centurion over a 24 month period. Centurion is obligated to purchase our shares pursuant to put notices that we send from time to time at a purchase price equal to 97% of the market price of our common stock, as defined in the agreement.  In order to draw under the equity line of credit, we filed and obtained approval of a registration statement covering 87,500,000 shares issuable under the equity line of credit, which are sufficient to enable us to raise about $3.5 million at the current price of our common stock.  In order to raise the full $7.2 million available under the equity line of credit, we would need to register additional shares after the shares under the current registration statement have been issued.  The issuance of shares under the equity line of credit could result in substantial dilution to existing shareholders. This financing will enable us to commence the exploration phase of our business plan.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the three months ended March 31, 2012, and have no revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of convertible notes and to solicit existing convertible note holders to convert their notes into common stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2012, we issued shares of Class A Common Stock in the following unregistered transactions:

•

59,916,710 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $2,831,576.

•

36,214,836 shares of Class A Common Stock were issued to various vendors for consulting services valued at $1,241,038.

•

52,408,636 shares of Class A Common Stock valued at $1,834,302 were issued in payment of compensation.

•

3,480,000 shares of Class A Common Stock valued at $113,600 were issued in payment of rent.

•

43,852,978 shares of Class A Common Stock valued at $1,534,854 were issued in payment of compensation for GoldLand Officers.

•

312,778 shares of Class A Common Stock valued at $12,511 were issued in payment of interest.

Promissory notes with an original principal amount of $485,700 were issued to various investors.  Each note has a term of two years, bears interest at 7% per annum, and is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance. On March 30, 2012 we issued a convertible promissory note to an institutional investor in the original principal amount of $566,500.  Our net proceeds were $500,000, after deducting original issue discount of $51,500 and attorney’s fees and costs of the investor of $15,000.  The note bears interest at 8% per annum, and is payable in twelve monthly installments beginning on October 1, 2012 and continuing for each of the next eleven calendar months.  Each monthly payment will be equal to $47,208.33, plus any accrued and unpaid interest as of the installment date.  Any installment payment may be either cash or shares of common stock, at our election, except that we may not pay less than six of the twelve installments in shares of common stock.  Also, of the first six installment payments not less than three must be in shares of common stock, and of the last six installment payments not less than three must be in shares of common stock.  If we make an installment payment in cash that we are required to make in shares of common stock, then we will be required to pay a 25% penalty on the amount of the installment payment.  The note is convertible into shares of Class A Common Stock at $0.04 per share, subject to adjustment downward under certain circumstances defined in the note.

The shares and notes were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4. MINE SAFETY DISCLOSURES.

The information concerning mine safety violations and other regulatory matters required by Item 104 of Regulation S-K is included in Exhibit 95 to this Report on Form 10-Q.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description of Exhibits
10.1	Employment Agreement of Pascale Tutt dated May 1, 2012
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosure for Silver Falcon Mining. Inc

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER FALCON MINING, INC.
Date: May 15, 2012	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: May 15, 2012	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)