Form 10-Q
period 2012-06-30
Silver Falcon Mining, Inc.
filed 2012-08-14
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer [ ]Accelerated filer £Non-accelerated filer [ ]Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 675,844,924 and 5,365,419 shares of Class A Common Stock and Class B Common Stock, respectively, as of July 17, 2012.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

27

Item 4.  Controls and Procedures.

27

PART II.  OTHER INFORMATION.

28

Item 1.  Legal Proceedings.

28

Item 1A.  Risk Factors.

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

28

Item 3.  Defaults upon Senior Securities.

30

Item 4. Mine Safety Disclosures.

30

Item 5.  Other Information.

30

Item 6.  Exhibits.

30

SIGNATURES

31

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

JUNE 30, 2012 AND DECEMBER 31, 2011

	JUNE 30, 2012	DECEMBER 31, 2011
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 11,282	$ -
Inventories	2,260,839	1,772,252
Due from related parties, net of amounts due to related parties	1,448,588	404,779
Total current assets	3,720,709	2,177,031

Mill equipment, net of accumulated depreciation of $930,426 and $737,741, respectively (see Note 4)	1,010,742	1,202,668
Properties	2,576,083	2,504,422
Prepaid expenses (see Notes 5 and 8)	1,293,634	327,183
Other assets	31,000	31,000
Total Assets	$ 8,632,168	$ 6,242,304

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 742,650	$ 949,504
Payroll liabilities	126,693	66,334
Accrued interest	29,431	129,568
Notes payable - current portion (see Note 3)	638,750	1,691,867
Total current liabilities	1,537,524	2,837,273

Notes payable (see Note 3)	1,624,756	2,857,004
Total liabilities	3,162,280	5,694,277

STOCKHOLDERS' DEFICIT
Common stock, Class A, par value $0.0001, 10,000,000,000 shares authorized, 670,589,493 and 419,863,368, issued and outstanding, respectively	67,059	41,986
Common stock, Class B, par value $0.0001, 250,000,000 shares authorized, 5,365,419 and 5,365,419 issued and outstanding, respectively	537	537
Additional paid in capital	41,471,244	30,327,054
Accumulated deficit	(36,068,952)	(29,821,550)
	5,469,888	548,027
Total liabilities and stockholders' deficit	$ 8,632,168	$ 6,242,304

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2012

(UNAUDITED)

	2012	2011	Cumulative from Inception

Revenue	$ 75,254	$ -	$ 252,216

Expenses
Consulting fees	$ 1,555,870	$ 3,096,614	$ 14,989,749
Exploration and development	1,664	671,913	2,461,158
Mill operating expenses	144,298	854,706	1,493,260
Property lease fees	500,000	-	750,000
Compensation expense	220,691	772,466	2,583,868
Stock compensation expense	917,151	-	6,187,893
Depreciation expense	192,684	177,926	930,425
General and administrative	579,312	520,702	4,063,491
	4,111,670	6,094,327	33,459,844

Loss from operations	(4,036,416)	(6,094,327)	(33,207,628)

Interest expense	(154,359)	(104,649)	(804,697)
Debt conversion expense	(2,056,627)	-	(2,056,627)

Net Loss	$ (6,247,402)	$ (6,198,976)	$ (36,068,952)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.02)	(0.16)

Weighted average number of common shares outstanding – basic and diluted	616,820,040	309,240,231	229,034,308

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011,

 (UNAUDITED)

	2012	2011

Revenue	$ 16,255	$ -

Expenses
Consulting fees	$ 391,090	$ 1,181,081
Exploration and development	286	375,669
Mill operating expenses	71,437	470,793
Property lease fees	250,000	-
Compensation expense	116,047	457,014
Stock compensation expense	458,576	-
Depreciation expense	96,341	95,829
General and administrative	307,737	204,660
	1,691,514	2,785,046

Loss from operations	(1,675,259)	(2,785,046)

Interest expense	(89,928)	(58,919)
Debt conversion expense	(588,701)	-

Net Loss	$ (2,353,888)	$ (2,843,965)

Net loss per common share - basic and diluted	$ -	$ (0.01)

Weighted average number of common shares outstanding – basic and diluted	647,990,623	315,835,606

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2012

(UNAUDITED)

	2012	2011	Cumulative from Inception
Cash flows from operating activities
Net Loss	$ (6,247,402)	$ (6,198,976)	$ (36,068,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for consulting services	1,547,236	3,589,745	19,306,123
Issuance of common stock for compensation	1,834,302	-	4,109,039
Issuance of common stock for related party	1,534,854	-	1,534,854
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	133,335	-	196,295
Issuance of common stock for rent	113,600	-	1,315,730
Depreciation and amortization	240,915	177,927	978,656
Debt conversion expense	2,056,627	-	2,056,627
Options granted	-	-	2,996,004
Increase (decrease) in operating assets and liabilities:
Inventories	(488,587)	-	(2,260,839)
Prepaid expenses	(966,451)	680,359	(1,293,634)
Due from related party	(1,043,809)	45,198	(1,448,588)
Other assets	-	-	(26,000)
Accounts payable and accrued expenses	(206,854)	(76,946)	1,052,955
Accrued interest	(89,947)	38,561	54,802
Accrued payroll and payroll liabilities	60,359	697,152	1,621,614
Net cash used in operating activities	(1,521,822)	(1,046,980)	(5,862,264)

Cash flows from investing activities
Purchase of equipment	(759)	(266,578)	(1,916,342)
Purchase of mill and mining properties	(71,661)	(248,838)	(1,821,995)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	(72,420)	(515,416)	(3,698,557)

Cash flows from financing activities
Proceeds from notes payable	1,629,342	1,520,710	9,633,421
Proceeds from sale of common stock	65,667	-	140,667
Purchase of common stock	-	-	(63,000)

Repayments of notes payable	(89,485)	-	(138,985)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	-	(323)	(338,113)
Net cash provided by financing activities	1,605,524	1,520,387	9,572,103

Net increase in cash	11,282	(42,009)	11,282

Cash - beginning of year	-	61,530	-
Cash - end of year	$ 11,282	$ 19,521	$ 11,282

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for notes payable conversions	3,663,267	192,600	7,084,157
Shares issued for accrued compensation	-	853,802	1,494,921
Shares issued for rent	113,600	-	453,600
Shares issued for interest	133,335	-	196,295
Shares issued for related party	1,534,854	-	1,534,854
Shares issued for acquisition	-	-	355,085
Shares issued for purchase mining properties	-	-	754,089
Shares issued for compensation	1,834,302	-	4,109,039

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

	COMMON STOCK	COMMON STOCK		ADDITIONAL
	SERIES A	SERIES B		PAID IN		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2011	419,863,368	$ 41,986	5,365,419	$ 537	$ 30,327,054	$ (29,821,550)	$ 548,027

Issuance of common stock for services	50,943,146	5,095	-	-	1,542,141	-	1,547,236
Issuance of common stock for rent	3,480,000	348	-	-	113,252	-	113,600
Issuance of common stock for related party	43,852,978	4,385	-	-	1,530,469	-	1,534,854
Issuance of common stock for interest	2,778,567	278	-	-	133,057	-	133,335
Issuance of common stock for notes payable conversions	95,262,798	9,526	-	-	3,653,741	-	3,663,267
Issuance of common stock for compensation	52,408,636	5,241	-	-	1,829,061	-	1,834,302
Beneficial conversion and debt issue costs			-	-	2,277,002	-	2,277,002
Issuance of common stock for cash	2,000,000	200	-	-	65,467	-	65,667
Net loss	-	-	-	-	-	(6,247,402)	(6,247,402)

Balance as of June 30, 2012	670,589,493	$ 67,059	5,365,419	$ 537	$ 41,471,244	$ (36,068,952)	$ 5,469,888

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

At the present time, our inventories consist of the historical cost of transporting raw ore from our mine site to our mill site for further processing and a proportionate amount of our direct mill operating expenses based on the amount of time that the mill is operational in the period.  All other direct mill operating expenses are expensed as incurred.

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

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss).  We had no accruals for closure costs, reclamation and environmental matters for operating and non-operating properties at June 30, 2012.

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

NOTE 3 – NOTES PAYABLE

7% Two Year Notes

As of June 30, 2012, we had outstanding $1,528,167 of two-year promissory notes that we have issued to various investors starting in 2010.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.015 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from July 8, 2012 to June 22, 2014.  During the six months ended June 30, 2011, we issued $879,342 of new notes.

During the six months ended June 30, 2012, we issued 10,925,188 shares of our common stock upon conversion of notes payable with an aggregate principal amount of $500,000.

During the six months ended June 30, 2012, we issued 84,337,610 shares of our common stock upon conversion of notes payable with an aggregate principal amount of $3,153,076.  These conversions were at prices lower than the conversion price at the date of issuance.  The conversion of the notes at discounts to their stated conversion prices resulted in the recognition of an additional expense of $2,056,627 and a corresponding increase to paid in capital.

The maturities of two-year notes payable are as follows:

2012	$ 292,000
2013	334,780
2014	901,387
Total	1,528,167

Less current maturities	(333,000)
Long term debt	$ 1,195,167

Land Purchase Note

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  The balance due on the note at June 30, 2012 was $157,485.

Iliad Research & Trading, LP Convertible Note

On March 30, 2012 we issued a convertible promissory note to Iliad Research & Trading, LP (“Iliad”) in the original principal amount of $566,500.  Our net proceeds were $500,000, after deducting original issue discount of $51,500 and attorney’s fees and costs of the investor of $15,000.  The note bears interest at 8% per annum, and is payable in twelve monthly installments beginning on October 1, 2012 and continuing for each of the next eleven calendar months.  Each monthly payment will be equal to $47,208.33, plus any accrued and unpaid interest as of the installment date.  Any installment payment may be either cash or shares of common stock, at our election, except that we may not pay less than six of the twelve installments in shares of common stock.  Also, of the first six installment payments not less than three must be in shares of common stock, and of the last six installment payments not less than three must be in shares of common stock.  If we make an installment payment in cash that we are required to make in shares of common stock, then we will be required to pay a 25% penalty on the amount of the installment payment.  The note is convertible into shares of Class A Common Stock at $0.04 per share, subject to adjustment downward under certain circumstances defined in the note.

JMJ Financial Convertible Note

On June 4, 2012, we issued a convertible promissory note in the original principal amount of $315,000 to JMJ Financial.  The note bears interest at the rate of 5% per annum.  All principle and accrued interest is due and payable under the note on December 4, 2013.  The note is convertible into shares of Class A Common Stock at any time at the option of the holder.  The conversion price is equal to 80% of the three lowest daily average trading prices of our Class A Common Stock during the 15 trading days preceding any conversion. We received gross proceeds of $300,000, which was net of original issue discount of $15,000. We cannot prepay any part of the note without the prior consent of the holder. The note is subject to standard default provisions.

We also issued the holder a warrant to purchase 10,000,000 shares of Class A Common Stock for $0.03 per share at any time until June 4, 2016.  The warrant must be exercised for cash, unless after the earlier of (i) the six (6) month anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, there is no effective registration statement registering shares issuable upon exercise of the warrant, in which event the holder may exercise the warrant on a “cashless basis.”

The holder has the right to loan us up to $1,000,000 more in multiple transactions on the same or better terms for a three year period following the date of this transaction.  We also granted the holder piggyback registration rights, under which we are required to include all shares issuable upon conversion of the Note in any future registration statement filed by the us, other than a registration statement filed on Form S-8 or a registration statement that is a post-effective amendment to a registration statement that is in effect on the date of the Purchase Agreement.

In connection with the loan from JMJ Financial, we also issued to Iliad a warrant to 16,666,667 shares of Common Stock at an exercise price of $0.3 per share until June 4, 2016.  The form of warrant issued to Iliad is the same as the form of warrant issued to JMJ.

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of June 30, 2012.

Mill equipment	$ 1,903,723
Vehicles	37,445
Accumulated depreciation	(930,426)
Net	$ 1,010,742

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

During the six months ended June 30, 2012, we issued 52,408,636 shares of our common stock to our officers for compensation totaling $1,834,302 for the year 2012.  We capitalized these payments as a prepaid expense, and amortize the amounts over the life of the employment contracts of the officers, which is for the twelve months ended December 31, 2012.

 NOTE 6 - RELATED PARTY TRANSACTIONS

We are obligated to pay Goldland $83,333 per month as rent under a lease of Goldland’s interest in War Eagle Mountain dated October 11, 2007, plus a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from the properties. The lease currently expires on October 1, 2026, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  All of the officers and directors of GoldLand are also officers and directors of us. Instead of paying the rent in cash, we have, since January 1, 2012, satisfied our rental obligation by reductions in the amount that Goldland owes us, as discussed below.

During the six months ended June 30, 2012, we issued 43,852,978 shares valued at $1,534,854 to various officers of Goldland (who are also our officers) to pay compensation that will be owed to them by Goldland for the 2012 fiscal year.  The value of the shares issued by us was recorded as an amount due to us by Goldland.

As of June 30, 2012 and December 31, 2011, GoldLand owed us $1,505,226 and $452,799 respectively.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at June 30, 2012 and December 31, 2011 was $50,938 and $0, respectively.

Thomas C. Ridenour has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Ridenour at June 30, 2012 and December 31, 2011 was $25,000 and $0, respectively.

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

In July 2012, we filed a lawsuit against Earll Excavations, Inc. (“EEI”) and William Earll (“Earll”) in Owyee County, Idaho seeking damages of $2,000,000.  In the lawsuit, we contend that EEI failed to complete improvements to the Sinker Tunnel and construction of our metallurgical laboratory complex in accordance with the contracts.  Our lawsuit also seeks damages for Earll’s and EEI’s breach of a confidentiality agreement, breach of an implied covenant of good faith and fair dealing, and for slander.  At about the same time that we filed our lawsuit, EEI filed suit against us in Owyee County, Idaho.  EEI’s lawsuit seeks damages of $477,783.42 for amounts that EEI contends it is owed for construction services performed on the Sinker Tunnel, construction services performed on the Diamond Creek Mill, hauling services, and road maintenance, as well as managerial services provided to Diamond Creek Mill.  We dispute the claims of EEI and intend to defend its suit, and prosecute our claims, vigorously.

NOTE 8 - CAPITAL STOCK

We are authorized to issue 10,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 250,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of June 30, 2012, there were 670,589,493 and 5,365,419 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the six months ended June 30, 2012, we issued shares of Class A Common Stock in the following transactions:

•

95,262,798 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $3,653,076.

•

50,943,146 shares of Class A Common Stock were issued to various vendors for consulting services valued at $1,547,236.

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

•

2,778,567 shares of Class A Common Stock valued at $133,335 were issued in payment of interest.

As of June 30, 2012, the Company had outstanding notes payable to various investors in the original principal amount of $2,409,667.  All of the notes are convertible into shares of Class A Common Stock at election of the holder at conversion prices ranging from $0.015 to $0.275 per share.  Maturity dates range from July 8, 2012 to June 22, 2014. At June 30, 2012, an aggregate of 71,488,653 shares of Class A Common Stock were issuable upon conversion of the notes.

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

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($6,247,402) for the six months ended June 30, 2012.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

During July 2012, we issued shares of Class A Common Stock in the following transactions:

•

5,255,431 shares of Class A Common Stock to various vendors for consulting services valued at $140,320.

On July 12, 2012, we issued a convertible promissory note in the original principal amount of $525,000 to JMJ Financial.  The note bears interest at the rate of 5% per annum.  All principle and accrued interest is due and payable under the note on January 12, 2014.  The note is convertible into shares of Class A Common Stock at any time at the option of the holder.  The conversion price is equal to 80% of the three lowest daily average trading prices of the Common Stock during the 15 trading days preceding any conversion.  We received gross proceeds of $500,000, which was net of original issue discount of $25,000.  We cannot prepay any part of the note without the prior consent of the holder. The note is subject to standard default provisions

..

We also issued the holder a warrant to purchase 16,666,667 shares of Common Stock for $0.03 per share at any time until January 12, 2016.  The warrant must be exercised for cash, unless after the earlier of (i) the six (6) month anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, there is no effective registration statement registering shares issuable upon exercise of the warrant, in which event the holder may exercise the warrant on a “cashless basis.”

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

We began actual operations in May 2010.  Initially, as described below, actual operations consisted of processing dump material left on the mine site from prior mining operations.  Later, after we complete an exploration program to prove up and locate reserves on our property, and make further capital improvements to the mine site, we plan to begin mining and processing raw ore.

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

Results of Operations

Six months ended June 30, 2012 and 2011

We are in the exploration stage and generated revenues of $75,524 and $0 in the six months ended June 30, 2012 and 2011, respectively.  Our revenues in the six months ended June 30, 2012 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to extract the precious metals from our concentrate.  In 2011, we completed a pilot plant on our mill site and began shipping dore bars to a refiner on a regular basis.  We expect to complete our metallurgical lab in 2012.

We reported losses from operations during the six months ended June 30, 2012 and 2011 of ($4,036,416) and ($6,094,327), respectively.  The decreased loss in 2012 as compared to 2011 was attributable to the following factors:

•

Consulting fees decreased from $3,096,614 in 2011 to $1,555,870 as a result of decreased use of consultants in 2012.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2011	2012

Shareholder relations services	744,500	42,000
Mineral claims administration	14,000	-
Investment banking	338,000	-
Equity line fees	164,000	-
Technical consulting	180,292	-
Locating and due diligence services on future acquisition opportunities	6,400	563,000
Administrative, office and clerical	23,334	-
Legal services	-	36,320
Advice on debt and equity capital raising	1,648,000	945,000

•

Compensation expense increased from $772,466 in 2011 to $1,137,842 as a result of higher salaries payable to our officers, although $917,151 of the compensation payable in the six months ended June 30, 2012 was paid in shares of Class A Common Stock instead of cash;

•

Depreciation expense increased from $177,926 in 2011 to $192,684 in 2012 as a result of the acquisition of substantial equipment to be used in our milling operations.

•

Exploration and development costs decreased from $671,913 in 2011 to $1,664 in 2012 as a result of decreased work on the Sinker Tunnel.

•

Mill operating expenses decreased from $854,706 in 2011 to $144,298 in 2011.  We began capitalizing certain operating costs in the fourth quarter of 2011.

•

General and administrative expenses increased to $579,312 in 2012 as compared to $520,702 in 2011 as a result increased expenses related to the new mill operations.

We reported net losses during the six months ended June 30, 2012 and 2011 of ($6,247,402) and ($6,198,976), respectively.  The increased loss in 2012 as compared to 2011 was largely attributable to debt conversion expenses in 2012 of $2,056,627 offset by a decrease in the loss from operations and by an increase in interest expense resulting from higher levels of interest bearing debt in 2012.  In particular, interest expense increased from $104,649 in 2011 to $154,359 in 2012.

Three months ended June 30, 2012 and 2011

We are in the exploration stage and generated revenues of $16,255 and $0 in the three months ended June 30, 2012 and 2011, respectively.  Our revenues in the six months ended June 30, 2012 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to extract the precious metals from our concentrate.  In 2011, we completed a pilot plant on our mill site and began shipping dore bars to a refiner on a regular basis.  We expect to complete our metallurgical lab in 2012.

We reported losses from operations during the three months ended June 30, 2012 and 2011 of ($1,675,259) and ($2,785,046), respectively.  The decreased loss in 2012 as compared to 2011 was attributable to the following factors:

•

Consulting fees decreased from $1,181,081 in 2011 to $391,090 as a result of decreased use of consultants in 2012.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2011	2012

Shareholder relations services	147,000	21,000
Mineral claims administration	7,500	-
Investment banking	338,000	-
Equity line fees	164,000	-
Technical consulting	1,292	-
Locating and due diligence services on future acquisition opportunities	3,200	3,200
Administrative, office and clerical	11,667	-
Advice on debt and equity capital raising	528,000	385,000

•

Compensation expense increased from $457,014 in 2011 to $574,623 as a result of higher salaries payable to our officers, although $458,576 of the compensation payable in the three months ended June 30, 2012 was paid in shares of Class A Common Stock instead of cash;

•

Depreciation expense increased from $95,829 in 2011 to $96,341 in 2012 as a result of the acquisition of substantial equipment to be used in our milling operations.

•

Exploration and development costs decreased from $375,669 in 2011 to $286 in 2012 as a result of decreased work on the Sinker Tunnel.

•

Mill operating expenses decreased from $470,793 in 2011 to $71,437 in 2011.  We began capitalizing certain operating costs in the fourth quarter of 2011.

•

General and administrative expenses increased to $307,7372 in 2012 as compared to $204,660 in 2011 as a result increased expenses related to the new mill operations.

We reported net losses during the three months ended June 30, 2012 and 2011 of ($2,353,888) and ($2,843,965), respectively.  The decreased loss in 2012 as compared to 2011 was largely attributable to lower loss from operations offset by Debt conversion expenses in 2012 of $588,701 and by an increase in interest expense resulting from higher levels of interest bearing debt in 2012.  In particular, interest expense increased from $58,919 in 2011 to $89,928 in 2012.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2011 and 2012:

	Six months ended June 30,
	2011	2012
Net cash provided by (used) in operating activities	$ (1,046,980)	$ (1,521,822)
Net cash provided by (used) in investing activities	(515,416)	(72,420)
Net cash provided by (used) in financing activities	1,520,387	1,605,524
Net (decrease) increase in unrestricted cash and cash equivalents	$ (42,009)	$ 11,282

Comparison of 2012 and 2011

In the six months ended June 30, 2012 and 2011, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($1,521,822) of cash in 2012, as compared to ($1,046,980) of cash in 2011.  Major non-cash items that affected our cash flow from operations in 2012 were non-cash charges of $240,915 for depreciation and amortization, non-cash debt conversion costs of $2,056,627, $1,547,236 for the value of common stock issued for services, and $1,834,302 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of ($2,735,289), most of which resulted from a decrease in prepaid expenses of ($966,451), a decrease in accounts payable of ($206,854), and an increase in due from related parties of $1,043,809.

Major non-cash items that affected our cash flow from operations in 2011 were non-cash charges of $177,927 for depreciation and amortization, and $3,589,745 for the value of common stock issued for services.  Other non-cash items include changes in operating assets and liabilities of $1,562,251, most of which resulted from a decreases in prepaid expenses of $680,359 and an increase in accrued payroll of $697,152, offset by a reduction of ($76,946) of accounts payable and accrued expenses.

Investing activities used ($515,416) of cash in 2011, as compared to ($72,420) of cash in 2012.  The decrease in cash used in investing activities was attributable to lower expenditures for equipment and improvements to our mining property.

Financing activities supplied $1,520,387 of cash in 2011 as compared to $1,605,524 of cash in 2012.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2011, we issued $1,520,709 in notes, as compared to 2012 when we issued $1,760,842 of notes less commissions and original issue discounts of $131,500.

Liquidity

Our balance sheet as of June 30, 2012 reflects current assets of $3,720,709, current liabilities of $1,537,524, and working capital of $2,183,185.

We will need substantial capital over the next year.  We project that we will need about $1,900,000 of working capital pending the building of a leaching unit, about $2,000,000 to build a leaching unit to improve the yields from our tailings, and about $10,000,000 to complete the exploration phase.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance. In particular, as of June 30, 2012, we had outstanding $2,263,506 in notes payable, of which $638,750 was due within one year of that date.  Also, beginning January 1, 2012, we are obligated to make monthly payments of $83,333 to GoldLand under our lease of its mining interests on War Eagle Mountain.  We plan to pay the monthly liability to Goldland by issuing shares of our Class A Common Stock to GoldLand employees for compensation on behalf of GoldLand, and applying the value of the shares against our liability to GoldLand.

In 2011 we entered into an equity line of credit with Centurion Private Equity, LLC, under which we are entitled to raise up to $7.2 million from the sale of our shares to Centurion over a 24 month period. Centurion is obligated to purchase our shares pursuant to put notices that we send from time to time at a purchase price equal to 97% of the market price of our common stock, as defined in the agreement.  In order to draw under the equity line of credit, we filed and obtained approval of a registration statement covering 87,500,000 shares issuable under the equity line of credit, which are sufficient to enable us to raise about $3.5 million at the current price of our common stock.  In order to raise the full $7.2 million available under the equity line of credit, we would need to register additional shares after the shares under the current registration statement have been issued.  The issuance of shares under the equity line of credit could result in substantial dilution to existing shareholders. This financing will enable us to commence the exploration phase of our business plan.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the six months ended June 30, 2012, and have minimal revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of convertible notes and to solicit existing convertible note holders to convert their notes into common stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

In July 2012, we filed a lawsuit against Earll Excavations, Inc. (“EEI”) and William Earll (“Earll”) in Owyee County, Idaho seeking damages of $2,000,000.  In the lawsuit, we contend that EEI failed to complete improvements to the Sinker Tunnel and construction of our metallurgical laboratory complex in accordance with the contracts.  Our lawsuit also seeks damages for Earll’s and EEI’s breach of a confidentiality agreement, breach of an implied covenant of good faith and fair dealing, and for slander.  At about the same time that we filed our lawsuit, EEI filed suit against us in Owyee County, Idaho.  EEI’s lawsuit seeks damages of $477,783.42 for amounts that EEI contends it is owed for construction services performed on the Sinker Tunnel, construction services performed on the Diamond Creek Mill, hauling services, and road maintenance services, as well as managerial services provided to Diamond Creek Mill.  We dispute the claims of EEI and intend to defend its suit, and prosecute our claims, vigorously.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2012, we issued shares of Class A Common Stock in the following transactions:

•

35,346,088 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $821,500.

•

14,728,310 shares of Class A Common Stock were issued to various vendors for consulting services valued at $306,198.

•

2,465,789 shares of Class A Common Stock valued at $120,824 were issued in payment of interest.

During the three months ended June 30, 2012, we issued $393,642 of our 7% two year convertible promissory notes to various investors.  Each note has a term of two years, bears interest at 7% per annum, and is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

On June 4, 2012, we issued convertible promissory note in the original principal amount of $315,000.  The note bears interest at the rate of 5% per annum.  All principle and accrued interest is due and payable under the note on December 4, 2013.  The note is convertible into shares of Class A Common Stock at any time at the option of the holder.  The conversion price is equal to 80% of the three lowest daily average trading prices of the Common Stock during the 15 trading days preceding any conversion.  We received gross proceeds of $300,000, which was net of original issue discount of $15,000. In connection with the issuance of the note, we issued the noteholder a warrant to purchase 10,000,000 shares of Class A Common Stock at $0.03 per share until June 4, 2016.  We also issued another lender a warrant to purchase 16,666,667 shares of Class A Common Stock at $0.03 per share until June 4, 2016.

The shares, notes and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

The information concerning mine safety violations and other regulatory matters required by Item 104 of Regulation S-K is included in Exhibit 95 to this Report on Form 10-Q.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER FALCON MINING, INC.
Date: August 13, 2012	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: August 13, 2012	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour,Chief Financial Officer (principal financial and accounting officer)