Form 10-Q
period 2012-09-30
Silver Falcon Mining, Inc.
filed 2012-11-14
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 699,488,199 and 5,365,419 shares of Class A Common Stock and Class B Common Stock, respectively, as of October 29, 2012.

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

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

28

Item 3.  Defaults upon Senior Securities.

28

Item 4. Mine Safety Disclosures.

28

Item 5.  Other Information.

29

Item 6.  Exhibits.

29

SIGNATURES

30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	SEPTEMBER 30, 2012	DECEMBER 31, 2011
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 66,454	$ -
Inventories	2,538,929	1,772,252
Due from related parties, net of amounts due to related parties	1,117,581	404,779
Total current assets	3,722,964	2,177,031

Mill equipment, net of accumulated depreciation of $1,028,203 and $737,741, respectively (see Note 4)	970,571	1,202,668
Properties	2,673,200	2,504,422
Prepaid expenses (see Notes 5 and 8)	802,909	327,183
Other assets	37,000	31,000
Total Assets	$ 8,206,644	$ 6,242,304

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 700,734	$ 949,504
Payroll liabilities	116,710	66,334
Accrued interest	60,010	129,568
Notes payable - current portion (see Note 3)	852,000	1,691,867
Total current liabilities	1,729,454	2,837,273

Notes payable (see Note 3)	2,345,330	2,857,004
Total liabilities	4,074,784	5,694,277

STOCKHOLDERS' DEFICIT
Common stock, Class A, par value $0.0001, 10,000,000,000 shares authorized, 685,417,250 and 419,863,368, issued and outstanding, respectively	68,542	41,986
Common stock, Class B, par value $0.0001, 250,000,000 shares authorized, 5,365,419 and 5,365,419 issued and outstanding, respectively	537	537
Additional paid in capital	42,028,960	30,327,054
Accumulated deficit	(37,966,179)	(29,821,550)
	4,131,860	548,027
Total liabilities and stockholders' deficit	$ 8,206,644	$ 6,242,304

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2012

(UNAUDITED)

	2012	2011	Cumulative from Inception

Revenue	$ 82,415	$ -	$ 259,377

Expenses
Consulting fees	$ 1,999,527	$ 3,827,985	$ 15,433,406
Exploration and development	8,240	1,079,912	2,467,734
Mill operating expenses	329,691	1,409,229	1,678,653
Property lease fees	750,000	-	1,000,000
Compensation expense	309,762	1,055,151	2,672,939
Stock compensation expense	1,375,726	-	6,646,468
Depreciation expense	290,462	249,293	1,028,203
General and administrative	793,047	634,066	4,277,226
	5,856,455	8,255,636	35,204,629

Loss from operations	(5,774,040)	(8,255,636)	(34,945,252)

Interest expense	(293,414)	(180,431)	(943,752)
Debt conversion expense	(2,077,175)	-	(2,077,175)

Net Loss	$ (8,144,629)	$ (8,436,067)	$ (37,966,179)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.03)	(0.15)

Weighted average number of common shares outstanding – basic and diluted	638,568,479	316,543,677	251,871,280

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

 (UNAUDITED)

	2012	2011

Revenue	$ 7,161	$ -

Expenses
Consulting fees	$ 443,657	$ 731,371
Exploration and development	6,576	407,999
Mill operating expenses	185,393	554,523
Property lease fees	250,000	-
Compensation expense	89,071	282,685
Stock compensation expense	458,575	-
Depreciation expense	97,778	71,367
General and administrative	213,735	113,364
	1,744,785	2,161,309

Loss from operations	(1,737,624)	(2,161,309)

Interest expense	(139,055)	(75,782)
Debt conversion expense	(20,548)	-

Net Loss	$ (1,897,227)	$ (2,237,091)

Net loss per common share - basic and diluted	$ -	$ (0.01)

Weighted average number of common shares outstanding – basic and diluted	681,475,345	333,438,236

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2012

(UNAUDITED)

	2012	2011	Cumulative from Inception
Cash flows from operating activities
Net Loss	$ (8,144,629)	$ (8,436,067)	$ (37,966,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for consulting services	1,894,636	4,920,235	19,653,523
Issuance of common stock for compensation	1,834,302	-	4,109,039
Issuance of common stock for related party	1,534,854	-	1,534,854
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	133,335	13,822	196,295
Issuance of common stock for rent	113,600	-	1,315,730
Depreciation and amortization	419,038	249,294	1,156,779
Debt conversion expense	2,077,175	-	2,077,175
Options granted	-	-	2,996,004
Increase (decrease) in operating assets and liabilities:
Inventories	(766,677)	(167,904)	(2,538,929)
Prepaid expenses	(475,726)	696,892	(802,909)
Due from related party	(712,802)	(4,788)	(1,117,581)
Other assets	(6,000)	(25,000)	(32,000)
Accounts payable and accrued expenses	(248,770)	(37,381)	1,011,039
Accrued interest	(59,366)	72,623	85,383
Accrued payroll and payroll liabilities	50,376	893,597	1,611,631
Net cash used in operating activities	(2,356,654)	(1,824,677)	(6,697,096)

Cash flows from investing activities
Purchase of equipment	(58,365)	(356,776)	(1,973,948)
Purchase of mill and mining properties	(168,778)	(287,550)	(1,919,112)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	(227,143)	(644,326)	(3,853,280)

Cash flows from financing activities
Proceeds from notes payable	2,758,842	2,442,710	10,762,921
Proceeds from sale of common stock	65,667	-	140,667
Purchase of common stock	-	-	(63,000)
Repayments of notes payable	(174,258)	-	(223,758)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	-	(323)	(338,113)
Net cash provided by financing activities	2,650,251	2,442,387	10,616,830

Net increase in cash	66,454	(26,616)	66,454

Cash - beginning of year	-	61,530	-
Cash - end of year	$ 66,454	$ 39,914	$ 66,454
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for notes payable conversions	3,723,268	492,600	7,144,158
Shares issued for accrued compensation	-	992,609	1,494,921
Shares issued for rent	113,600	-	453,600
Shares issued for interest	133,335	-	196,295
Shares issued for related party	1,534,854	-	1,534,854
Shares issued for acquisition	-	-	355,085
Shares issued for purchase mining properties	-	-	754,089
Shares issued for compensation	1,834,302	-	4,109,039

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

	COMMON STOCK	COMMON STOCK		ADDITIONAL
	SERIES A	SERIES B		PAID IN		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2011	419,863,368	$ 41,986	5,365,419	$ 537	$ 30,327,054	$ (29,821,550)	$ 548,027

Issuance of common stock for services	63,386,288	6,339	-	-	1,888,297	-	1,894,636
Issuance of common stock for rent	3,480,000	348	-	-	113,252	-	113,600
Issuance of common stock for related party	43,852,978	4,385	-	-	1,530,469	-	1,534,854
Issuance of common stock for interest	2,778,567	278	-	-	133,057	-	133,335
Issuance of common stock for notes payable conversions	97,647,413	9,765	-	-	3,713,503	-	3,723,268
Issuance of common stock for compensation	52,408,636	5,241	-	-	1,829,061	-	1,834,302
Beneficial conversion and debt issue costs			-	-	2,428,800	-	2,428,800
Issuance of common stock for cash	2,000,000	200	-	-	65,467	-	65,667
Net loss	-	-	-	-	-	(8,144,629)	(8,144,629)

Balance as of September 30, 2012	685,417,250	$ 68,542	5,365,419	$ 537	$ 42,028,960	$ (37,966,179)	$ 4,131,860

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED September 30, 2012 AND 2011

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

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss).  We had no accruals for closure costs, reclamation and environmental matters for operating and non-operating properties at September 30, 2012.

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

NOTE 3 – NOTES PAYABLE

7% Two Year Notes

As of September 30, 2012, we had outstanding $1,711,712 of two-year promissory notes that we have issued to various investors starting in 2010.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.015 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from October 18, 2012 to September 20, 2014.  During the nine months ended September 30, 2011, we issued $1,158,842 of new notes.

During the nine months ended September 30, 2012, we issued 10,925,188 shares of our common stock upon conversion of notes payable with an aggregate principal amount of $500,000.

During the nine months ended September 30, 2012, we issued 86,722,225 shares of our common stock upon conversion of notes payable with an aggregate principal amount of $3,213,076.  These conversions were at prices lower than the conversion price at the date of issuance.  The conversion of the notes at discounts to their stated conversion prices resulted in the recognition of an additional expense of $2,077,175 and a corresponding increase to paid in capital.

8% Two Year Notes

As of September 30, 2012, we had outstanding $301,182 of two-year promissory notes that we have issued to various investors starting in 2010.  Interest accrues on the notes at the rate of 8% per year, and is payable monthly.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.025 to $0.031 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from June 9, 2014 to September 6, 2014.  During the nine months ended September 30, 2011, we issued $350,000 of new notes.

The maturities of two-year notes payable are as follows:

2012	$ 97,000
2013	334,780
2014	1,581,114
Total	2,012,894

Less current maturities	(263,000)
Long term debt	$ 1,749,894

Land Purchase Note

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  The balance due on the note at September 30, 2012 was $157,485.

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

JMJ Financial Convertible Note

On June 4, 2012, we issued a convertible promissory note in the original principal amount of $315,000 to JMJ Financial.  The note bears interest at the rate of 5% per annum.  All principal and accrued interest is due and payable under the note on December 4, 2013.  The note is convertible into shares of Class A Common Stock at any time at the option of the holder.  The conversion price is equal to 80% of the three lowest daily average trading prices of our Class A Common Stock during the 15 trading days preceding any conversion. We received gross proceeds of $300,000, which was net of original issue discount of $15,000. We cannot prepay any part of the note without the prior consent of the holder. The note is subject to standard default provisions.

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

On July 12, 2012, we issued a convertible promissory note in the original principal amount of $525,000 to JMJ Financial.  The note bears interest at the rate of 5% per annum.  All principal and accrued interest is due and payable under the note on January 12, 2014.  The note is convertible into shares of Class A Common Stock at any time at the option of the holder.  The conversion price is equal to 80% of the three lowest daily average trading prices of the Common Stock during the 15 trading days preceding any conversion.  We received gross proceeds of $500,000, which was net of original issue discount of $25,000.  We cannot prepay any part of the note without the prior consent of the holder. The note is subject to standard default provisions.

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

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of September 30, 2012.

Mill equipment	$ 1,932,634
Vehicles	66,140
Accumulated depreciation	(1,028,203)
Net	$ 970,571

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

As of September 30, 2012 and December 31, 2011, GoldLand owed us $1,296,926 and $452,799 respectively.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at September 30, 2012 and December 31, 2011 was $179,345 and $0, respectively.

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

In July 2012, we filed a lawsuit against Earll Excavations, Inc. (“EEI”) and William Earll (“Earll”) in Owyhee County, Idaho seeking damages of $2,000,000.  In the lawsuit, we contend that EEI failed to complete improvements to the Sinker Tunnel and construction of our metallurgical laboratory complex in accordance with the contracts.  Our lawsuit also seeks damages for Earll’s and EEI’s breach of a confidentiality agreement, breach of an implied covenant of good faith and fair dealing, and for slander.  At about the same time that we filed our lawsuit, EEI filed suit against us in Owyhee County, Idaho.  EEI’s lawsuit seeks damages of $477,783.42 for amounts that EEI contends it is owed for construction services performed on the Sinker Tunnel, construction services performed on the Diamond Creek Mill, hauling services, and road maintenance, as well as managerial services provided to Diamond Creek Mill.  We dispute the claims of EEI and intend to defend its suit, and prosecute our claims, vigorously.

NOTE 8 - CAPITAL STOCK

We are authorized to issue 10,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 250,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of September 30, 2012, there were 685,417,250 and 5,365,419 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the nine months ended September 30, 2012, we issued shares of Class A Common Stock in the following transactions:

•

97,647,413 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $3,713,076.

•

63,386,288 shares of Class A Common Stock were issued to various vendors for consulting services valued at $1,894,636.

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

As of September 30, 2012, the Company had outstanding notes payable to various investors in the original principal amount of $3,419,394.  All of the notes are convertible into shares of Class A Common Stock at election of the holder at conversion prices ranging from $0.015 to $0.275 per share.  Maturity dates range from October 18, 2012 to September 20, 2014. At September 30, 2012, an aggregate of 115,560,537 shares of Class A Common Stock were issuable upon conversion of the notes.

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

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($8,144,629) for the nine months ended September 30, 2012.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

During October 2012, we issued shares of Class A Common Stock in the following transactions:

•

3,549,868 shares of Class A Common Stock to various vendors for consulting services valued at $124,500.

•

10,521,081 shares of Class A Common Stock upon conversion of notes payable with a aggregate principal amount of at $208,842.

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

We have also made a number of improvements that we initially expected would not occur until the Development Phase.  In particular, in 2010, the roads to the Sinker Tunnel Complex were upgraded to allow 25-ton trucks access to the site, and an area 300x400 feet was prepared to act as a staging area at the 5,200 foot level. The Sinker Tunnel was aerated in its entire length and the entrance to the Sinker Tunnel was permanently extended to avoid land or snow slides to block access to the Sinker Tunnel. Permanent drainage pipes are being laid in the tunnel as it was determined that the Sinker Tunnel is the main drain for the War Eagle complex. Exploring and shoring or rock bolting of some weak points in the top wall is underway. Permitting for exploration of the Sinker Tunnel is complete as well as training for underground personnel and safety measures being installed as per the latest mining rules and regulations.

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

In addition to the improvements identified above, we expect that we will need to make other improvements necessary to access the highest quality mineral veins, which improvements are not known at this time but which will be identified in our National Instrument 43-101 report. During the year ended December 31, 2010, we started (and have since completed) some improvements to the mine site that were previously part of our development phase, including improving about four miles of the county road, 1.8 miles of access road to the Sinker Tunnel Complex from the county road permitting year round access, and about 1.6 miles of access road to the Belle Peck area to permit heavier loads, as well improvements to the physical facilities at the milling location site and mine site to accommodate our workers.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including our success in the commencement of mining operations, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our mining operations.

Results of Operations

Nine months ended September 30, 2012 and 2011

We are in the exploration stage and generated revenues of $82,415 and $0 in the nine months ended September 30, 2012 and 2011, respectively.  Our revenues in the nine months ended September 30, 2012 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to extract the precious metals from our concentrate.  In 2011, we completed a pilot plant on our mill site and began shipping dore bars to a refiner on a regular basis.  We expect to complete our metallurgical lab in 2012.

We reported losses from operations during the nine months ended September 30, 2012 and 2011 of ($5,774,040) and ($8,255,636), respectively.  The decreased loss in 2012 as compared to 2011 was attributable to the following factors:

•

Consulting fees decreased from $3,827,985 in 2011 to $1,999,527 as a result of decreased use of consultants in 2012.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2011	2012

Shareholder relations services	765,500	128,700
Mineral claims administration	19,000	-
Investment banking	496,000	105,100
Equity line fees	164,000	-
Technical consulting	180,292	-
Locating and due diligence services on future acquisition opportunities	452,100	721,800
Administrative, office and clerical	31,112	-
Legal services	-	36,320
Advice on debt and equity capital raising	1,743,000	945,000

•

Compensation expense increased from $1,055,151 in 2011 to $1,685,488 as a result of higher salaries payable to our officers, although $1,375,726 of the compensation payable in the nine months ended September 30, 2012 was paid in shares of Class A Common Stock instead of cash;

•

Depreciation expense increased from $249,293 in 2011 to $290,462 in 2012 as a result of the acquisition of substantial equipment to be used in our milling operations.

•

Exploration and development costs decreased from $1,079,912 in 2011 to $8,240 in 2012 as a result of decreased work on the Sinker Tunnel.

•

Lease payment fees increased from $0 in 2011 to $750,000 in 2012 as a result of the resumption of monthly lease payments under our lease with Goldland.

•

Mill operating expenses decreased from $1,409,229 in 2011 to $329,691 in 2012.  We began capitalizing certain operating costs in the fourth quarter of 2011.

•

General and administrative expenses increased to $793,047 in 2012 as compared to $634,066 in 2011 as a result increased expenses related to the new mill operations.

We reported net losses during the nine months ended September 30, 2012 and 2011 of ($8,144,629) and ($8,436,067), respectively.  The decreased loss in 2012 as compared to 2011 was largely attributable to debt conversion expenses in 2012 of $2,077,175 offset by a decrease in the loss from operations and by an increase in interest expense resulting from higher levels of interest bearing debt in 2012.  In particular, interest expense increased from $180,431 in 2011 to $293,414 in 2012.

Three months ended September 30, 2012 and 2011

We are in the exploration stage and generated revenues of $7,161 and $0 in the three months ended September 30, 2012 and 2011, respectively.  Our revenues in the three months ended September 30, 2012 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to extract the precious metals from our concentrate.  In 2011, we completed a pilot plant on our mill site and began shipping dore bars to a refiner on a regular basis.  We expect to complete our metallurgical lab in 2012.

We reported losses from operations during the three months ended September 30, 2012 and 2011 of ($1,737,624) and ($2,161,309), respectively.  The decreased loss in 2012 as compared to 2011 was attributable to the following factors:

•

Consulting fees decreased from $731,371 in 2011 to $443,657 as a result of decreased use of consultants in 2012.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2011	2012

Shareholder relations services	21,000	86,700
Mineral claims administration	5,000	-
Investment banking	158,000	105,100
Locating and due diligence services on future acquisition opportunities	445,700	158,800
Administrative, office and clerical	7,778	-
Advice on debt and equity capital raising	95,000	-

•

Compensation expense increased from $282,685 in 2011 to $547,646 as a result of higher salaries payable to our officers, although $458,575 of the compensation payable in the three months ended September 30, 2012 was paid in shares of Class A Common Stock instead of cash;

•

Depreciation expense increased from $71,367 in 2011 to $97,778 in 2012 as a result of the acquisition of substantial equipment to be used in our milling operations.

•

Exploration and development costs decreased from $407,999 in 2011 to $6,576 in 2012 as a result of decreased work on the Sinker Tunnel.

•

Lease payment fees increased from $0 in 2011 to $250,000 in 2012 as a result of the resumption of monthly lease payments under our lease with Goldland.

•

Mill operating expenses decreased from $554,523 in 2011 to $185,393 in 2011.  We began capitalizing certain operating costs in the fourth quarter of 2011.

•

General and administrative expenses increased to $213,735 in 2012 as compared to $113,364 in 2011 as a result increased expenses related to the new mill operations.

We reported net losses during the three months ended September 30, 2012 and 2011 of ($1,897,227) and ($2,237,091), respectively.  The decreased loss in 2012 as compared to 2011 was largely attributable to lower loss from operations offset by debt conversion expenses in 2012 of $20,548 and by an increase in interest expense resulting from higher levels of interest bearing debt in 2012.  In particular, interest expense increased from $75,782 in 2011 to $139,055 in 2012.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2011 and 2012:

	Nine months ended September 30,
	2011	2012
Net cash provided by (used) in operating activities	$ (1,824,677)	$ (2,356,654)
Net cash provided by (used) in investing activities	(644,326)	(227,143)
Net cash provided by (used) in financing activities	2,442,387	2,650,251
Net (decrease) increase in unrestricted cash and cash equivalents	$ (26,616)	$ 66,454

Comparison of 2012 and 2011

In the nine months ended September 30, 2012 and 2011, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($2,356,654) of cash in 2012, as compared to ($1,824,677) of cash in 2011.  Major non-cash items that affected our cash flow from operations in 2012 were non-cash charges of $419,038 for depreciation and amortization, non-cash debt conversion costs of $2,077,175, $1,894,636 for the value of common stock issued for services, and $1,834,302 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of ($2,218,965), most of which resulted from a decrease in prepaid expenses of ($475,726), a decrease in accounts payable of ($248,770), an increase in inventories of $766,667 and an increase in due from related parties of $712,802.

Major non-cash items that affected our cash flow from operations in 2011 were non-cash charges of $249,294 for depreciation and amortization, and $4,920,235 for the value of common stock issued for services.  Other non-cash items include changes in operating assets and liabilities of $1,428,039, most of which resulted from a decreases in prepaid expenses of ($696,892) and an increase in accrued payroll of $893,597, offset by a reduction of ($37,381) of accounts payable and accrued expenses.

Investing activities used ($644,326) of cash in 2011, as compared to ($227,143) of cash in 2012.  The decrease in cash used in investing activities was attributable to lower expenditures for equipment and improvements to our mining property.

Financing activities supplied $2,442,387 of cash in 2011 as compared to $2,650,251 of cash in 2012.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2011, we issued $2,442,710 in notes, as compared to 2012 when we issued $2,915,342 of notes less commissions and original issue discounts of $156,500.

Liquidity

Our balance sheet as of September 30, 2012 reflects current assets of $3,722,964, current liabilities of $1,729,454, and working capital of $1,993,510.

We will need substantial capital over the next year.  We project that we will need about $1,900,000 of working capital for operations pending the building of a leaching unit, about $2,000,000 to build a leaching unit to improve the yields from our tailings, and about $10,000,000 to complete the exploration phase.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance. In particular, as of September 30, 2012, we had outstanding $3,197,330 in notes payable, of which $852,000 was due within one year of that date.  Also, beginning January 1, 2012, we are obligated to make monthly payments of $83,333 to GoldLand under our lease of its mining interests on War Eagle Mountain.  We plan to pay the monthly liability to Goldland by issuing shares of our Class A Common Stock to GoldLand employees for compensation on behalf of GoldLand, and applying the value of the shares against our liability to GoldLand.

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

We are also exploring other options to raise capital that will result in less immediate dilution to shareholders.  The amount of capital that we currently have the capacity to raise is not sufficient to pay all of the capital expenses that we need to pay to commence operations, and pay our other liabilities as they come due.  However, we have a number of options that we believe will enable us to continue with our business plan despite insufficient capital.  For example, we plan to continue payment most of the salaries of our management by issuing shares of Class A Common Stock.  We also plan to continue paying certain accounts payable with shares of Class A Common Stock, including our monthly lease payments to GoldLand by means of issuance of our shares of Class A Common Stock to satisfy the compensation obligations of Goldland to its officers.  We also plan to continue issuing shares to certain service providers that are willing to accept shares for payment.  In the event we are able to raise some, but not all, of the capital that we need, we plan to request that note holders extend the maturity of their notes or convert their notes into shares of common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the nine months ended September 30, 2012, and have minimal revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of convertible notes and to solicit existing convertible note holders to convert their notes into common stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2012, we issued shares of Class A Common Stock in the following transactions:

•

2,384,615 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $60,000.

•

4,200,000 shares of Class A Common Stock were issued to two vendors for consulting services valued at $110,700.

During the three months ended September 30, 2012, we issued $379,500 of our 7% two year convertible promissory notes and $250,000 of our 8% two year promissory notes to various investors.  Each note is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

On July 12, 2012, we issued a convertible promissory note in the original principal amount of $525,000 to JMJ Financial.  The note bears interest at the rate of 5% per annum.  All principal and accrued interest is due and payable under the note on January 12, 2014.  The note is convertible into shares of Class A Common Stock at any time at the option of the holder.  The conversion price is equal to 80% of the three lowest daily average trading prices of the Common Stock during the 15 trading days preceding any conversion.  We received gross proceeds of $500,000, which was net of original issue discount of $25,000.  We cannot prepay any part of the note without the prior consent of the holder. The note is subject to standard default provisions. We also issued JMJ Financial a warrant to purchase 16,666,667 shares of Common Stock for $0.03 per share at any time until January 12, 2016.

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

SILVER FALCON MINING, INC.
Date: November 14, 2012	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: November 14, 2012	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)