Form 10-K
period 2012-12-31
Silver Falcon Mining, Inc.
filed 2013-04-12
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $17,135,375 based upon a market price of $0.03 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 885,664,295 Class A Shares and 15,865,419 Class B Shares as of March 15, 2013.

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

On September 14, 2007, GoldLand Holdings Co. (“GoldLand”) acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  On October 11, 2007, we entered into a lease agreement with GoldLand, under which we leased GoldLand’s owned and leased acreage on War Eagle Mountain, Idaho. The lease currently expires on October 1, 2026, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, we are responsible for all mining activities on the land, and we are obligated to make annual lease payments of $1,000,000 per year payable monthly, plus a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from tailing piles on the premises or through shafts or adits located on the premises.  Pierre Quilliam, our chairman and chief executive officer, was also the chairman and chief executive officer of GoldLand at the time we entered into the lease.

On September 21, 2008, we acquired from Mineral Extraction, Inc. all mineral, mining and access rights to two patented mining claims on War Eagle Mountain, covering 19.93 total acres, and four mill site locations and the Sinker Tunnel location.  In December 2009, we acquired a mill site at the foot of War Eagle Mountain, and constructed a mill on the site.  In 2011, we began construction of a metallurgical assay lab at our mill site, which we expect will be completed in mid-2013.  We also plan to begin construction of a leaching facility on our mill site in the Fall of 2013, after we have obtained the proper permits, in order to improve the yields from the tailings that we process. We have since acquired additional claims on or at the base of War Eagle Mountain, bringing our total ownership to approximately 1,100 acres.

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

In 1993, Mineral Extraction, Inc., the current owner at the time, rediscovered the location of the tunnel and over several years attempted to refurbish the Sinker Tunnel complex, with the exception of the raise, nearest the bottom of the Golden Chariot shaft.  The entrance was excavated, and a semi-permanent structure was built to protect the site.  In 2010, the roads to the Sinker Tunnel Complex were upgraded to allow 25-ton trucks access to the site, and an area 300x400 feet was prepared to act as a staging area at the 5,200 foot level. The tunnel was aerated in its entire length and the entrance to the tunnel was permanently extended to avoid land or snow slides to block access to the tunnel. Permanent drainage pipes are being laid in the tunnel as it was determined that the Tunnel is the main drain for the War Eagle complex. Mining and shoring or rock bolting of some weak points in the top wall is underway. Permitting for exploration of the tunnel is underway with training for underground personnel and safety measures being installed as per the latest mining rules and regulations. The company is also a member, in good standing, of the Idaho mining rescue system.

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

Leased Properties:  GoldLand owns an undivided 29.167% fee title interest in seven properties, and fifteen unpatented lode mining claims, which we lease from GoldLand under a lease dated October 11, 2007.  The lease expires on October 1, 2026, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, we are responsible for all mining activities on the land, and we are obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which ore is mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of ore produced from tailing piles on the premises or through shafts or adits located on the premises.  The properties which we lease from GoldLand are listed below:

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

Mill Site: We own 20 acres in Owyhee County at the foot of War Eagle Mountain, where we have offices on site and a milling complex suitable for the present planned production.

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

At present, work on the mine consists largely of vertical mine shafts at the top of War Eagle Mountain, which were started by miners in the 1800’s, typically on top of a vein that was evident from an outcropping on the surface.  The interiors of the mine shafts are believed to be in good shape, but they are all flooded from groundwater and will have to be drained before active mining can commence.  We plan to drain the mine shafts by connecting them to the Sinker Tunnel below.  We have re-collared five mine shafts with stones and steel rails to make them safer and prevent rain water from entering the mines. We have extended the Sinker Tunnel entrance by 70 feet and re-landscaped the property around the extension, both on the request of the Bureau of Land Management and of our engineers.

Through December 31, 2012, we spent approximately $2,155,040 to acquire and refurbish the mine shafts, the Sinker Tunnel and access roads.

Some of the properties have been surveyed by competent professional engineer and surveyors, but we have yet to have the properties evaluated to determine whether any mineral deposits can be mined profitably at current market rates. Therefore, the properties are without known reserves and our proposed mining activities are exploratory in nature at this time.  The most comprehensive survey of the mineralogy of War Eagle Mountain is a report issued by the Idaho

Bureau of Mines and Geology in 1926.  However, the authors of the report did not have access to the flooded mine shafts, and developed their report from visual observation of the surface, reports of past mining activity, and interviews with mining engineers who had previously worked at the site. Other reports include a report prepared in 1928 by Sinker Tunnel Mining Co., which at the time was in the process of refurbishing and extending the Sinker Tunnel, and a report issued by Copper Range Exploration in 1970.  However, the mountain has never been surveyed with a comprehensive scheme of core samples to locate and assess the veins that exist on the mountain.  All representations of potential quantities of minerals are based on historical records which are believed to be accurate, but which may not have been performed pursuant to modern standards for evaluating mineral claims. We plan to start extracting ore from inside the Sinker tunnel during 2013.

Description of Milling Process

We have installed a mill at the foot of War Eagle Mountain which is capable of processing 100 tons of ore per day using a chemical free process.  When fully complete, a total of five circuits at the mill will ultimately produce gold and silver bullion as follows:

•

Ore arrives at the mill by truck from the mountain and is weighed and stacked on site in piles clearly identified as to source. The ore is then loaded into a crushing and sorting circuit consisting of 3 crushers, conveyors and screens which reduces the ore to 5/16" nuggets or smaller.

•

The crushed ore is brought into the mill via conveyor, weighed and mixed with water in a steel ball mill to produce a liquid slurry which is strained through a <20 mm mesh screen. The slurry water bearing precious metals is then pumped into a Falcon Concentrator, which is basically an inverted rubber bell that spins at a high rate of speed. The concentrator forces the heavy particles in the slurry up the sides of the bell, where the heavier metals exit as a paste.  This paste is sent to a riffles table where a divider allows the precious metals thus separated to go to a concentrate tank for settling.  The cloudy water is sent to the clarifier which removes 97% of the clear and settled water out of the feed and sends it to the water storage to be reused, while the sediments are sent to a floatation circuit where the remaining precious metal is then extracted as concentrate and stored for future use through our permitted and soon to be built leaching line.  The water thus provided is stored in our underground storage tanks and is recycled continuously, thus requiring only a small amount of water to make up for losses due to evaporation and spillage.

•

The concentrate will then enter our leaching process where the heavy metals (gold, silver, titanium, etc.) are separated from other substances and deposited in sealed containers.  The final product is then dried, assayed and sent to our metallurgical lab for purification and the pouring of bullion dore bars.

Proposed Leaching Facility

We plan to begin construction of a chemical leaching facility in the Spring of 2013 after we have obtained the financing necessary to complete our precious metals extraction facility. We decided to construct a chemical leaching facility based on assays of the 35,000 tons of ore fed to the mill since the opening, which indicated that a material amount of the gold and silver in the tailings were not being separated using our existing gravity separation process because the gold and silver was chemically bound to less valuable rock.  We expect that the facility will cost about $2 million, and will take about one year to complete.  After the leaching facility is complete, our mill will be modified to route the ore through the gravity circuit then through the floatation circuit then to the leaching facility and finally to our metallurgical lab in one continuous loop. The lab will enable us to process the gold and silver in our concentrate into bullion dore bars, which will then be assayed and shipped to our contracted refiner for final processing to the level of purity needed to create revenue.  Until our leaching line is commissioned, we are smelting our concentrate into dore bars after an onerous and time consuming partial separation of the precious metals from the sulphides to which they are bound by nature. The concentrate that we cannot process in our temporary smelter due to capacity constraints will be stockpiled until our leaching line is operational.

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

Markets and Major Customers

Our original plan was to process the ore we mine into concentrate and then contract with a refinery to refine the bullion concentrate and purchase any resulting minerals at market prices, less a commission.  While there are a number of refiners which will refine concentrate on a contract basis, our current plan is to construct our own smelting operation to convert our concentrate into bullion dore bars, and then ship the bullion dore bars to a refinery for final processing.  Operating our own smelting operation will allow us to control the processing of our minerals better, including the ability to more precisely assay our production before it is shipped to a third party for final processing.  Under our lease agreement with GoldLand, we are obligated to pay a royalty of 15% of any amounts we receive from the refinery resulting from ore produced from tailing piles on the premises or through shafts or adits located on the premises.

Seasonality of Business

Weather conditions will not affect our ability to mine ore from our property.  Generally, from November to April of each year the road leading to the top of the mountain property is impassable because of snow. However, during the Winter months we plan to transport ore from the Sinker Tunnel, which is open year round.  Under our exploration permit, we plan to mine and deliver more ore to the mill to ensure a steady stream of revenues throughout the year.

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

Regulation

Our business is subject to extensive U.S., federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters relating to the resource industry.  Most of the extraction operations require permits or authorizations from federal, state or local agencies. We are responsible for compliance with all applicable laws and regulations under the terms of our lease with GoldLand.  We are at present fully permitted both at the mill site and at the Sinker Tunnel complex, but the denial or vacating of permits needed by us could have a material adverse effect on our revenues.  In view of the many uncertainties with respect to current and future laws and regulations, we cannot predict the overall effect of such laws and regulations on our future revenues.

We are subject to the Mine Safety and Health Act of 1977, which is administered by the Federal Mine Safety and Health Administration (“MSHA”). MSHA has the power to make routine surprise inspections.  In the event MSHA finds that our operations contravene mine safety regulations, MSHA has the power to issue orders requiring that we remedy the violation, closing our mine or mill until the remedy is implemented, and imposing fines for violations, among other things.  To the extent that federal or state environmental or mine safety regulatory agencies order certain of our sites to be temporarily or permanently closed, such order would have a material adverse effect on our cash flows, results of operations, or financial condition.

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

Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of consideration. If adopted, such measures could increase our cost of environmental compliance and also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities. Proposed measures could also result in increased cost of fuel and other consumables used at our operations if we are unable to regularly access utility power. Climate change legislation may also affect our metallurgical operations to the extent that they burn fossil fuels, resulting in increased costs to us, and may affect the market for the metals we produce with effects on prices that are not possible for us to predict.

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

Employees and Consultants

At December 31, 2012, we had 21 employees.

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

ITEM 1A. RISK FACTORS.

We Have Minimal Revenue To Date From Our Mining Properties, Which May Negatively Impact Our Ability To Achieve Our Business Objectives.

Since entering into the lease with GoldLand in October 2007, we have experienced losses from our operations.  We began processing tailings left over from prior mining activities in June 2010, and shipped our first load of concentrate to a smelter in late 2010, for which we received a small amount of revenues.     In 2011 we decided to build our own metallurgical lab on our mill site to process our concentrate into bullion dore bars, which would then be shipped to a refiner for final processing.  As a result, we began stockpiling our concentrate until we had the capability of transforming it ourselves.  In late 2011, we began processing our concentrate into bullion dore bars in a temporary metallurgical laboratory on our premises while our permanent lab is being constructed, and began making regular shipments of bullion dore to our refiner in the fourth quarter of 2011, except for a suspension of several months in 2012 while we complete our flotation circuit. Our ability to become profitable will be dependent on the receipt of revenues from our mining properties being greater than our operational expenses.  We need to raise capital to finance the purchase and installation of mining equipment, to complete a survey of War Eagle Mountain, to complete our metallurgical lab and our leaching facility, and for working capital in order to finance the processing of tailings while we construct our metallurgical lab and leaching facility.  Until we receive material revenues from our mining operations, we are dependent on our convertible note offering to provide funds for operations, the deferral of salaries by our officers and loans from our officers to pay routine administrative expenses, and the willingness of business parties and consultants to accept our common shares as payment.  If we cannot generate sufficient revenues from our mining operations, we may never become profitable.

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

We Have a Limited Operating History as a Mining Company, Which Makes It Hard To Evaluate Our Prospects.

We have only a five year operating history as a mining company upon which to base an evaluation of our current business and future prospects.  To date, our operations have consisted of transporting tailings left from prior mining activities to our mill site, and processing some of the tailings into bullion dore.  We do not have an established history of locating and developing properties that have mining reserves.  As a result, the revenue and income potential of our business is unproven.  In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business, and we may not be fully aware of many of the specific requirements related to working in the industry. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours.  We may also make decisions and choices that do not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  We may not be able to successfully address any or all of these risks and uncertainties.  Our operations, earnings, and ultimate financial success could suffer due to our management's relative lack of experience in this industry.

Our Ability To Become Profitable Is Subject To Our Success in the Mining Business, Which Is Subject To Typical Risks In The Mining Business

Our ability to become profitable is subject to the economic risks typically associated with mineral extraction and processing business, including the necessity of making significant expenditures to mine properties and to test potential reserves.  The availability of mining and transportation equipment and the cost of actual mining operations are often uncertain.  In conducting mining activities, the presence of unanticipated irregularities in formations, miscalculations or accidents may cause exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment.

Shareholders May Suffer Dilution From the Issuance of Common Stock and Convertible Notes To Finance Our Operations

Since we decided to enter the mining business, we have financed the development of our mining operations through the issuance of common stock for services or the issuance of convertible notes for cash.  The amount of common stock and convertible notes that have been issued in the last three years has resulted in substantial dilution to shareholders.  For example, at December 31, 2008, we had outstanding 97,843,962 shares of common stock, of which 49,572,217 shares had been issued in 2008 largely for services, rent and the conversion of notes.  During the year ended December 31, 2009, we issued an additional 71,986,613 shares, largely for services, rent and acquisitions.  During the year ended December 31, 2010, we issued an additional 116,756,429 shares, largely for services, rent and the conversion of notes. During the year ended December 31, 2011, we issued an additional 133,276,364 shares, largely for services, rent and the conversion of notes. During the year ended December 31, 2012, we issued an additional 395,145,489 shares, largely for services, rent and the conversion of notes. At December 31, 2012, we had $3,488,883 in convertible notes outstanding which were convertible into an additional 127,602,591 shares of common stock.

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

We Need Additional Capital To Finance Our Mining Operations And We Expect To Obtain It On Terms That Dilute Existing Shareholders

While we have already begun processing tailings left from prior mining operations, we will need to raise substantial new capital before we can process higher quality raw ore instead of tailings. Costs of completing the exploration work will largely consist of drilling in the Sinker Tunnel and on the mountain to build a 3-D picture of War Eagle Mountain, along with engineering work. We will need to raise an indeterminate amount to complete improvements to access raw ore veins inside the mountain based on the findings and recommendations of the engineers and geologists involved. The prior issuance of shares and convertible notes to finance our mining operations has resulted in substantial dilution to shareholders and we expect the future issuance of shares and convertible notes will result in additional, substantial dilution to existing shareholders.

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

Our Officers And Directors Have Voting Control Over Us, And Outside Shareholders Will Have Little Voice In Management.

Our Directors currently control us by virtue of their control of the majority of our Class B Common Stock.  Each share of our Class A Common Stock is entitled to one vote per share, while each share of our Class B Common Stock is entitled to forty (40) votes per share.  As of March 15, 2013, our Directors combined control 15,485,419 shares of Class B Common Stock, which is 97.6% of the outstanding Class B Common Stock.  In addition, they control 341,024,862 shares of Class A Common Stock which is 38.5% of the outstanding Class A Common Stock.  Because of the voting power of the Class B Common Stock, our Directors control 63.2% of the possible votes on any matter that must be approved by shareholders, which is sufficient to control the outcome of any shareholder vote.

Our Directors Have A Material Conflict of Interest With Respect To Our Mining Lease With GoldLand.

Our mining operations are based upon a lease of GoldLand’s mining rights on War Eagle Mountain.  Five of our seven directors, Pierre Quilliam, Denise Quilliam, Christian Quilliam, Tom Ridenour and Allan Breitkreuz, are the sole directors of GoldLand.

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

We Have Substantial Indebtedness and Capital Needs That Require That We Raise Capital.

As of December 31, 2012, we had current assets of $3,445,040, current liabilities of $4,104,402, and a working capital deficit of ($659,362).  We have $936,456 of accounts payable to third parties, and $2,906,605 of note payments due in the next year.  In addition, we have an additional $407,228 of notes payable due in more than one year, some of which have been reclassified to current liabilities due to our failure to make interest payments on the notes.  As discussed elsewhere, we also have substantial capital needs to complete our leaching facility and metallurgical lab, complete our survey of War Eagle Mountain and for working capital.  We are currently unable to pay our liabilities in the normal course of business from cash flow from mining operations.  If we are unable to raise substantial new capital, we be forced to terminate our operations or sell out to a larger company.  We expect that any capital we raise will be dilutive to existing shareholders.

Our high level of debt could:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding debt;

•

require a substantial portion of any capital we raise be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions;

•	expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under our revolving credit facility, are at variable rates of interest;

•	limit our flexibility in planning for and reacting to changes in the industry in which we compete;

•	place us at a disadvantage compared to other, less leveraged competitors; and

•	increase our cost of borrowing.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debt, and the price of our common stock.

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

Mining development, exploration, and processing operations pose risks and costs that may negatively impact our business.

Mining development, exploration, and processing operations involve many hazards and uncertainties, including, among others:

•	unusual and unexpected rock formations or water conditions;

•	seismic activity;

•	metallurgical or other processing problems;

•	ground or slope failures;

•	industrial accidents;

•	environmental contamination or leakage;

•	fires;

•	flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of nature;

•	organized labor disputes or work slow-downs;

•	mechanical equipment failure and facility performance problems; and

•	the availability of critical materials, equipment and skilled labor.

These occurrences could result in damage to, or destruction of, our properties or production facilities, personal injury or death, environmental damage, delays in mining or processing, increased production costs, asset write downs, monetary losses and legal liability, which could have an adverse effect on our results of operations and financial condition and adversely affect our projected development and production estimates.

Changes in the cost or supply of energy or commodities used in operations may adversely affect the profitability of our operations and our financial condition.

Our mining operations and exploration activities are intensive users of energy. Our principal energy sources are electricity and diesel fuel. We rely upon third parties for our supply of energy resources consumed in our mining and exploration activities. Energy prices can be affected by numerous factors beyond our control, including global and regional supply and demand, political and economic conditions, and applicable regulatory regimes. The prices of various sources of energy may increase significantly from current levels. An increase in energy prices could materially and adversely affect our results of operations and financial condition.

Disruptions in the supply of our energy resources could temporarily impair our ability to produce gold and silver or delay our expansion projects. Our mining operations and exploration projects are in remote locations requiring the building of power lines and long distance transmission of power. A disruption in the transmission of energy, inadequate energy transmission infrastructure or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations or expansion projects.

Our production costs are also affected by the prices of commodities we consume or use in our operations, such as diesel fuel, lime, sodium cyanide and explosives. The prices of such commodities are influenced by supply and demand trends affecting the mining industry in general and other factors outside our control. Increases in the price for materials consumed in our mining and production activities could materially and adversely affect our results of operations and financial condition.

Our operations are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed.

In the ordinary course of business we are required to obtain and renew governmental permits for our operations, including in connection with our mining and exploration plans at the War Eagle Mountain and our exploration plan at War Eagle Mountain. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by us. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the permitting authority and intervention by third parties in any required environmental review. We may not be able to obtain or renew permits that are necessary to our operations on a timely basis or at all, and the cost to obtain or renew permits may exceed our estimates. Failure to comply with the terms of our permits may result in injunctions, fines, suspension or revocation of permits and other penalties. We can provide no assurance that we have been, or will at all times, be in full compliance with all of the terms of our permits or that we have all required permits. The costs and delays associated with compliance with these permits and with the permitting process could delay or stop us from executing our War Eagle Mountain project, proceeding with the operation or development of a property or increase the costs of development or production and may materially adversely affect our business, results of operations or financial condition.

There are uncertainties as to title matters in the mining industry. Any defects in such title could cause us to lose our rights in mineral properties and jeopardize our business operations.

Our mineral properties consist of private mineral rights, leases covering private lands, leases of patented mining claims and unpatented mining claims. Many of our mining properties in the United States are unpatented mining claims located on lands administered by the U.S. Bureau of Land Management (“BLM”), Idaho State Office to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. We believe a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, and this uncertainty is inherent in the mining industry.

The present status of our unpatented mining claims located on public lands allows us the right to mine and remove valuable minerals, such as precious and base metals, from the claims conditioned upon applicable environmental reviews and permitting programs. We also are generally allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the United States. We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements. Prior to 1994, a mining claim locator who was able to prove the discovery of valuable, locatable minerals on a mining claim, and to meet all other applicable federal and state requirements and procedures pertaining to the location and maintenance of federal unpatented mining claims, had the right to prosecute a patent application to secure fee title to the mining claim from the Federal government. The right to pursue a patent, however, has been subject to a moratorium since October 1994, through federal legislation restricting the BLM from accepting any new mineral patent applications. If we do not obtain fee title to our unpatented mining claims, we can provide no assurance that we will be able to obtain compensation in connection with the forfeiture of such claims.

There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing production, exploration and development programs.

Legislation has been proposed that could, if enacted, significantly affect the cost of our operations on our unpatented mining claims.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Such proposed legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. A majority of our mining claims are on unpatented claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of our unpatented mining claims and the economics of our existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation.

Climate change could have an adverse impact on our cost of operations.

The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These climate changes may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These changes in climate could have an impact on the cost of production at our mines and adversely affect the financial performance of our operations.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production. Such shortages could also result in increased construction costs and cause delays in expansion projects.

We do not currently use forward sale or other significant hedging arrangements to protect against gold and silver prices and commodity prices and, as a result, our operating results are exposed to the impact of any significant decrease in the price of gold or silver or any significant increase in commodity prices.

We do not currently enter into forward sales or other significant hedging arrangements to reduce the risk of exposure to volatility in commodity prices. Accordingly, our future operations are exposed to the impact of any significant decrease in gold or silver prices and any significant increase in commodity prices. If such prices change significantly, we will realize reduced revenues and increased costs. While it is not our current intention to enter into forward sales or other significant hedging arrangements, we are not restricted from entering into such arrangements at a future date.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock. We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. Our board of directors retains the discretion to change this policy.

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

Under our lease of War Eagle Mountain, we are primarily responsible for compliance with all laws and regulations applicable to the mining operations, and our failure to comply could result in damages or claims for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties.  We do not currently carry insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time.  While we do not believe we need environmental insurance based on our current operations, we will reconsider our decision to not have environmental coverage prior to the time we begin to mine raw ore from the interior of War Eagle Mountain. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost, and therefore there is a good possibility that we will not procure insurance for environmental liabilities.  Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

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

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our stock is divided into two classes – Class A and Class B – which have an equal right to profits and distributions.  However, Class A Common Stock only has one vote per share while Class B Common Stock has forty votes per share.  Members of the Quilliam family hold 9,485,419 shares of Class B Common Stock, which is 59.8% of the outstanding Class B Common Stock and represents 379,416,760 votes. When combined with the Quilliam family’s ownership of Class A Common Stock, the Quilliam family controls 36% of the total votes at any meeting of shareholders. As a result, at any meeting of shareholders the Quilliam family has a disproportionate voting power.  The Quilliam family’s control of our Class B Common Stock may prevent our stockholders from replacing a majority of our board of directors at any shareholder meeting, which may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless certain specific requirements are met as set forth in Section 203. Collectively, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

We have purchased a 20 acres site in Owyhee County at the foot of War Eagle Mountain for an amount of $250,000 payable as follows; $25,000 at purchase and $22,500 per year for the next ten years interest free. We have offices on site and a milling complex suitable for the present planned production. We are also constructing a metallurgical lab and have received a permit to operate a closed circuit cyanide leaching plant on the property.

We also lease office space at 1385 Broadway, New York, under a lease that runs from October 1, 2011 to September 30, 2015 at a rate of $9,250 per month.  Under the lease, we issued the lessor 9,000,000 shares of our common stock valued at $444,000 at the inception of the lease as payment of rent for a substantial portion of the lease term.

We also lease office space at 2520 Manatee Avenue West, Suite #200, Bradenton, FL 34205, which we share with GoldLand, under a lease that runs from August 8, 2010 to August 1, 2013 at a rate of $1,065 per month for the first 12 months and $1,095 per month for the second 12 months and $1,187.40 for the third 12 months. We share the cost of the lease with GoldLand equally.

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

ITEM 3. LEGAL PROCEEDINGS.

On June 4, 2012, we issued a convertible promissory note to JMJ Financial in the original principal amount of $315,000 (the “June Note”).  On July 12, 2012, we issued a convertible promissory note to JMJ Financial in the original principal amount of $525,000 (the “July Note” and with the June Note, the “Notes”).  The Notes are convertible into Class A Common Stock at a conversion price equal to 80% of the three lowest daily average trading prices of the Common Stock during the 15 trading days preceding the conversion. On November 30, 2012, JMJ submitted a conversion request for $54,079.20 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,000,000 shares of Class A Common Stock.  On December 12, 2012, JMJ submitted another conversion request for $52,360 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,500,000 shares of Class A Common Stock.  We did not honor either conversion request because of our belief that JMJ was impermissibly shorting our Class A Common Stock, and was improperly manipulating the market price of our Class A Common Stock.   On December 17, 2012, JMJ issued us a notice of default.  On December 18, 2012, JMJ sent us a Notice of Acceleration for immediate payment of all amounts due under both Notes.  On December 21, 2012, JMJ filed a lawsuit against us and Pierre Quilliam, our chief executive officer.  The lawsuit seeks a judgment against us for all amounts due under both Notes.  The lawsuit also seeks a judgment against Mr. Quilliam for amounts due under both Notes on the theory of fraudulent inducement and/or fraudulent misrepresentation. We are defending the lawsuit vigorously.

ITEM 4. MINE SAFETY DISCLOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-K.

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

From March 4, 2010 to March 1, 2011, our Class A Common Stock was quoted on the OTC Bulletin Board. On March 1, 2011, trading in our Class A Common Stock was removed from the OTC Bulletin due to quoting inactivity under Rule 15c2-11.  On November 1, 2011, trading in our Class A Common Stock resumed on the OTC Bulletin Board.  During the period from March 1, 2011 to November 1, 2011, our Class A Common Stock was quoted on the OTCQB operated by OTC Markets Group, Inc. The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2011 and 2012.

	2012		2011
	High	Low	High	Low
First Quarter	0.07	0.03	0.23	0.13
Second Quarter	0.04	0.01	0.18	0.07
Third Quarter	0.05	0.02	0.15	0.07
Fourth Quarter	0.04	0.02	0.08	0.04

There were 182 shareholders of record of the common stock as of December 31, 2012. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2012 or 2011.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2012, we issued securities in the following unregistered transactions:

•

We issued a total of $335,046 in two year notes payable.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.015 to $0.0345 per share.

•

We issued a $36,000 two year note payable.  The note is payable in 22oz of gold.

•

We issued 7,242,575 shares of Class A Common Stock to certain of our officers as compensation for their services as officers of GoldLand, the value of which was applied to rental payments that we owe GoldLand.

•

We issued 66,693,987 shares of Class A Common Stock to our officers and directors for compensatory purposes.

•

We issued 36,966,000 shares of Class A Common Stock to vendors for consulting services.

•

We issued 10,500,000 shares of our Class B Common Stock to our Directors.

All securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, during the quarter ended December 31, 2012.

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

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from tailing piles on the premises or through shafts or adits located on the premises.  The lease, as amended, provides that lease payments must commence July 1, 2010.  Effective October 1, 2010, GoldLand agreed to allow us to defer lease payments until December 31, 2011, and to extend the lease term by fifteen months.

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

Start-up Phase

Our initial phase involved completing construction of a mill, and using the mill to process tailings left over from prior mining operations.  We were successful in our negotiations to purchase a parcel of land about half way between Highway 78 and the Sinker Tunnel entrance where we have constructed our mill.  We closed on the purchase of this site in December 2009.  We have purchased all of the milling equipment we need, which is currently installed and operating in Murphy, Idaho.  As the mill is up and running, we plan to haul sufficient dump material, leftover from 6 prior mill sites on the mountain, during the summer months, to our mill site for processing during the summer and winter.  Our testing indicates that, as a result of milling techniques used in the 1800’s which failed to extract all of the gold and silver from the ore, there are sufficient quantities of gold and silver remaining in the dump material to justify further processing.  We elected to build the mill on private property that we own, rather than BLM property, because of lower reclamation costs, even though the offsite property will entail higher transportation costs. In early 2011, we began construction of a metallurgical lab at our mill site.  A temporary smelter became operational in July 2011, although we still need to complete a building to house the smelter and lab. In the Fall of 2013, we plan to install a chemical leaching facility at our mill site in order to improve the yields from our ore.

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

Another aspect of the exploration phase will involve the development of a plan to use the Sinker Tunnel to mine the interior of the mountain on a year round basis.  The plan will involve accessing and draining the mine shafts on the top of the mountain from the Sinker Tunnel, as well as relocating and collaring old shafts on the mountain.  We estimate that the exploration phase will take about 18 months from mid-April 2013, and will cost approximately $10,000,000.  We began preliminary work on the exploration phase in mid-2010.

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

In addition to the improvements identified above, we expect that we will need to make other improvements necessary to access the highest quality mineral veins, which improvements are not known at this time but which will be identified in our National Instrument 43-101 report. In 2010, we started (and have since completed) some improvements to the mine site that were previously part of our development phase, including improving about four miles of the county road linking State Route 78 with Silver City, 1.8 miles of access road to the Sinker Tunnel Complex from the county road, and about 1.6 miles of access road to the Oro Fino vein outcrop area to permit heavier loads and year round access, as well improvements to the physical facilities at the milling location site and mine site to accommodate our workers.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including our success in the commencement of mining operations, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from ore derived from our mining operations.

Results of Operations

Fiscal Years ended December 31, 2012 and 2011

We are in the exploration stage and generated revenues of $162,141 in the year ended December 31, 2012 and $174,002 in the year ended December 31, 2011.  Our revenues in the year ended December 31, 2012 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to smelt our concentrate.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars to a refiner on a regular basis.

We reported losses from operations during the years ended December 31, 2012 and 2011 of ($10,433,678) and ($12,022,786), respectively.  The decrease in loss in 2012 as compared to 2011 was largely attributable to the following factors:

•

Consulting fees decreased ($1,120,687) from $4,163,376 in 2011 to $3,042,689 in 2012 as a result of decreased use of consultants in connection with our efforts to commence mining operations on War Eagle Mountain.  The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2012	2011

Shareholder relations services	$ 208,519	$ 786,500
Investment banking	183,180	496,000
Equity line fees	-	164,000
Locating and due diligence services on future acquisition opportunities	1,518,400	515,300
Administrative, office, clerical	-	31,112
Technical consulting	-	187,792
Legal services	63,320	59,325
Advice on debt and equity capital raising	945,000	1,977,000

•

Exploration and  development expenses were $28,248 in 2012 as compared to $1,362,022 in 2011 as a result of decreased activity developing and refurbishing the Sinker Tunnel;

•

Mill operating expenses were $665,572 in 2012 as compared to $512,453 in 2011.  Mill operations ramped up in 2011 and we incurred more operating costs, however, we capitalized operating costs of $766,677 in inventory.

•

Property lease fees were $1,000,000 in 2012 as compared to zero in 2011 due to the extension of the commencement of lease payments to GoldLand that expired on January 1, 2012;

•

Compensation expense decreased to $414,005 in 2012 as compared to $729,288 in 2011 as a result of lower compensation accruals to employees.

•

Stock compensation expense increased to $4,122,143 in 2012 as compared to $4,107,200 in 2011 as a result of the issuance of stock options and common stock for compensation.

•

General and administrative expenses decreased to $929,054 in 2012 as compared to $977,008 in 2011 primarily due to lower legal, travel and general office expenses.

We reported net losses during the years ended December 31, 2012 and 2011 of ($12,955,490) and ($12,270,871), respectively.  The increased loss in 2012 as compared to 2011 was largely attributable to debt conversion costs and increased interest expense resulting from higher interest-bearing debt in 2012 as compared to 2011, offset by decreased loss from operations.  In particular, interest expense increased from $248,085 in 2011 to $432,813 in 2012.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for fiscal years ended December 31, 2011 and 2012:

	Fiscal Year ended December 31,
	2011	2012
Net cash provided by (used) in operating activities	$ (1,734,319)	$ (2,498,652)
Net cash provided by (used) in investing activities	(1,009,932)	(519,504)
Net cash provided by (used) in financing activities	2,682,721	3,021,297
Net (decrease) increase in unrestricted cash and cash equivalents	$ (61,530)	$ 3,141

Comparison of 2011 and 2012

In the years ended December 31, 2011 and 2012, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($1,734,319) of cash in 2011, as compared to ($2,498,652) of cash in 2012.  Major non-cash items that affected our cash flow from operations in 2011 were non-cash charges of $345,442 for depreciation and amortization, $5,643,059 for the value of common stock issued to consultants for services, $2,274,737 for the value of common stock issued for compensation to officers and employees, and $340,000 for the value of common stock issued for rent.  Our operating assets and liabilities supplied $433,334 of cash, most of which resulted from an increase in accounts payable and accrued liabilities of $639,207, an increase in accrued payroll of $803,445, and a decrease in prepaid expenses of $387,842, offset by an increase in amounts due from related parties of ($410,779) and an increase in inventories of ($1,419,341).

Major non-cash items that affected our cash flow from operations in 2012 were non-cash charges of $603,031 for depreciation and amortization, $2,872,931 for the value of common stock issued for compensation to consultants, $113,600 for the value of common stock issued for rent, $3,272,772 for the value of common stock issued for compensation to officers and employees, $1,657,979 for the value of common stock issued for GoldLand officers for compensation, $849,371 for the value of stock options and warrants issued for compensatory purposes, and non-cash debt conversion costs of $2,088,999.  Our operating assets and liabilities used ($532,149) of cash, most of which resulted from an increase in inventories of ($846,403), a decrease in prepaid expenses of $15,000, and a reduction of accounts payable and accrued expenses of ($13,048), offset by an increase in accrued payroll of $120,808.

Investing activities used ($519,504) of cash in 2012, as compared to ($1,009,932) of cash in 2011.  The significant decrease in cash used in investing activities was primarily attributable to materially lower expenditures for equipment and buildings.

Financing activities supplied $3,021,297 of cash in 2012 as compared to $2,682,721 of cash in 2011.  Substantially all of the cash supplied in both years resulted from the issuance of notes, net of sums spent to repay notes.  In 2011, we issued $2,683,044 in notes, as compared to 2012 when we issued $3,129,888 of notes.

Liquidity

Our balance sheet as of December 31, 2012 reflects current assets of $3,445,040, current liabilities of $4,104,402, and a working capital deficit of ($659,362).  In January 2013, we issued 3,964,258 shares of Class A Common Stock upon conversion of promissory notes with an aggregate principal and interest amount of $100,692.

We will need substantial capital over the next year.  We project that we will need about $1,900,000 of working capital pending the building of a leaching unit, about $2,000,000 to build a leaching unit to improve the yields from our tailings, and about $10,000,000 to complete the exploration phase.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance. In particular, as of December 31, 2012, we had outstanding $3,646,368 in notes payable, of which $1,580,223 was due within one year of that date.  Also, beginning January 1, 2012, we began to make monthly payments of $83,333 to GoldLand under our lease of its mining interests on War Eagle Mountain.  We pay the monthly liability to Goldland by issuing shares of our Class A Common Stock to GoldLand employees for compensation on behalf of GoldLand, and applying the value of the shares against our liability to GoldLand.

The amount of capital that we currently have the capacity to raise is not sufficient to pay all of the capital expenses that we need to pay to commence operations, and pay our other liabilities as they come due.  However, we have a number of options that we believe will enable us to continue with our business plan despite insufficient capital.  For example, we plan to continue paying most of the salaries of our management by issuing shares of Class A Common Stock.  We also plan to continue paying certain accounts payable with common stock, including our monthly lease payments to GoldLand.  GoldLand, for example, is controlled by our officers, and therefore we do not expect GoldLand to take any legal action as a result of our deferral of lease payments to it.  We also plan to continue issuing shares to certain service providers that are willing to accept shares for payment.  In the event we are able to raise some, but not all, of the capital that we need, we plan to request that note holders extend the maturity of their notes or convert their notes into shares of common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2012 and 2011.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2012, there has not been any change in accountants, or any disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2012 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Listed below are our directors and executive officers.

Name	Age	Present Positions with Company
Pierre Quilliam	74	Chairman and Chief Executive Officer
Allan Breitkreuz	45	Vice President of Finance and Development, Director
Denise Quilliam	74	Director
Paul Parliament	47	Director
Christian Quilliam	49	Chief Operating Officer and Director
Thomas C. Ridenour	51	Chief Financial Officer and Director

Lewis Georges	59	Director

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

Paul Parliament has been a member of our board since October 2012. For the last five years, Mr. Parliament has served as president of The Parliament Corporation and The Parliament Apartment Corporation, which is in the real estate business. Mr. Parliament has 28+ years as a successful real estate developer, and as President of “Marsadi Layne Properties, Inc.,” “The Parliament Corporation,” “P.D.P Developments, Inc.,” and “The Parliament Apartment Corporation,” Mr. Parliament has a vast knowledge of property acquisitions, corporate finance, planning, permitting, staffing, and management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

For the year ended December 31, 2012, the following officers, directors and beneficial owners failed to file the following Forms 4 or 5 on a timely basis:

•

Pierre Quilliam, Denise Quilliam, Christian Quilliam, Thomas C. Ridenour, Allan Breitkreuz, Lewis Georges and Paul Parliament failed to file a timely Form 4 with respect to shares of Class A and Class B common stock that they received as compensation in 2012 and options that they received as compensation, but they timely filed a Form 5 reporting those transactions.

•

Tom Ridenour and Christian Quilliam failed to file a timely Form 4 reporting the sale of shares of Class A Common Stock, but filed a timely Form 5 reporting those transactions.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $ (1)	Bonus $ (2)	Stock Awards $ (3)	Option Awards $ (4)	All Other Compensation $ (1) (5)	Total $

Pierre Quilliam, Chairman and CEO	2012 2011	$ 325,000 $ 250,000	$ 113,750 $ 121,013	$ 310,000 $ 316,000	$ 143,961 $ 155,139	$ 232,908 $ 133,667	$ 1,125,619 $ 975,819

Allan Breitkreuz, Vice President - Finance and Director	2012	$ 115,000	$ 40,250	$ --	$ 143,961	$ 69,433	$ 368,644

Christian Quilliam, COO and Director	2012 2011	$ 225,000 $ 195,000	$ 78,750 $ 94,390	$ 210,000 $ 216,000	$ 143,961 $ 155,139	$ 133,020 $ 76,535	$ 790,731 $ 737,063

Thomas C. Ridenour, CFO and Director	2012 2011	$ 225,000 $ 195,000	$ 78,750 $ 98,485	$ 210,000 $ 216,000	$ 143,961 $ 155,139	$ 796,008 $ 130,092	$ 1,453,719 $ 794,716

Pascale Tutt, Vice President-Corporate Development	2012	$ 126,500	$ 44,275	$ --	$ 71,981	$ 31,815	$ 274,571

(1)

The salary for each named executive is based on the amount of salary payable for 2012 under employment agreements dated January 1, 2012.  The salary for Pierre Quilliam and Thomas C. Ridenour were paid by multiple issuances of shares of Class A Common Stock totaling 13,956,429 shares and 10,047,857 shares, respectively.  The shares were valued at $488,475 and $351,675, respectively.  Christian Quilliam received half salary in cash and half in multiple issuances of shares of Class A Common Stock totaling 4,831,071 shares valued at $169,087.  Pascale Tutt received half salary in cash and half in multiple issuances of shares of Class A Common Stock totaling 2,716,136 shares valued at $95,065. The board granted each executive additional shares of Class A Common Stock as compensation for the fact that the executive was not being paid in cash as required by his/her employment agreement and the executive’s commitment to pay any taxes associated with the portion of the salary paid in shares of Class A Common Stock.  To the extent an executive was issued shares of Class A Common Stock in excess of the amount due the executive for salary, the excess is reported in “All Other Compensation.”

The salary for each named executive is based on the amount of salary payable for 2011 under employment agreements dated January 1, 2011.  The salary for Pierre Quilliam, Denise Quilliam and Thomas Ridenour was paid by multiple issuances of shares of Class A Common Stock totaling 5,828,178 shares, 2,315,767 shares and 4,798,544 shares, respectively.  The shares were valued at $353,267, $134,240 and $289,692, respectively.  Christian Quilliam received half salary in cash and half in multiple issuances of shares of Class A Common Stock totaling 2,288,354 shares valued at $138,635. The board granted each executive additional shares of Class A Common Stock as compensation for the fact that the executive was not being paid in cash as required by his/her employment agreement and the executive’s commitment to pay any taxes associated with the portion of the salary paid in shares of Class A Common Stock.  To the extent an executive was issued shares of Class A Common Stock in excess of the amount due the executive for salary, the excess is reported in “All Other Compensation.”

(2)

The bonus paid in 2012 for each named executive was paid by the issuance of shares of restricted Class A Common Stock in the following amounts:  Pierre Quilliam, 7,583,334 shares; Thomas C. Ridenour, 5,250,000 shares; Allan Breitkreuz, 2,683,333 shares; Pascale Tutt, 2,951,667 shares; and Christian Quilliam, 5,250,000 shares.  All shares were valued at $0.015 per share, which was the market price on the date of issuance.

The bonus paid in 2011 for each named executive was paid by the issuance of shares of restricted Class A Common Stock in the following amounts:  Pierre Quilliam, 2,951,524 shares; Denise Quilliam, 1,121,579 shares; Thomas C. Ridenour, 2,402,067 shares; and Christian Quilliam, 2,302,189 shares.  All shares were valued at $0.041 per share, which was the market price on the date of issuance.

(3)

In 2012, the board approved stock grants of shares of Class A Common Stock for Pierre Quilliam, Christian Quilliam and Thomas C. Ridenour of 8,857,143 shares, 6,000,000 shares, and 6,000,000 shares, respectively.  All shares were valued at $0.035 per share, which was the market price on the date of issuance.  All shares were granted as deferred compensation subject to a one year vesting requirement.

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

(4)

The option awards to Pierre Quilliam, Allan Breitkreuz, Pascale Tutt, Christian Quilliam and Thomas C. Ridenour for 2012 consisted of 10,000,000, 10,000,000, 5,000,000, 10,000,000 and 10,000,000 options to purchase Class A Common Stock, respectively.  The options have an exercise price of $0.017 per share, a ten year term, and are subject to a one year vesting period.  The option awards to Pierre Quilliam, Denise Quilliam, Christian Quilliam and Thomas C. Ridenour for 2011 consisted of 10,000,000, 5,000,000, 10,000,000 and 10,000,000 options to purchase Class A Common Stock, respectively.  The options have an exercise price of $0.041 per share, a ten year term, and are subject to a one year vesting period.

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

(5)

In addition to the amounts included in “All Other Compensation” described in paragraph 1 above, “All Other Compensation” in 2012 also includes 2,188,867, 2,188,867, 2,655,533 and 2,655,533 shares of Class A Common Stock issued to Pierre Quilliam, Allan Breitkreuz, Christian Quilliam and Thomas C. Ridenour, respectively, for serving on the board of directors.  All shares were valued at $0.015 per share, which was the market price on the date of issuance.  Also, 1,500,000, 1,500,000, 1,500,000 and 1,500,000 shares of Class B Common Stock were issued to Pierre Quilliam, Allan Breitkreuz, Christian Quilliam and Thomas C. Ridenour, respectively. All shares were valued at $0.0244 per share, which was the market price on the date of issuance.

In addition to the amounts included in “All Other Compensation” described in paragraph 1 above, “All Other Compensation” in 2011 also includes 741,463, 741,463, 863,414 and 863,414 shares of Class A Common Stock issued to Pierre Quilliam, Denise Quilliam, Christian Quilliam and Thomas C. Ridenour, respectively, for serving on the board of directors.  All shares were valued at $0.041 per share, which was the market price on the date of issuance.

(6)

The value of stock and options reported for each named executive is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

We did not reprice any options or stock appreciation rights during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Pierre Quilliam	2,000,000 10,000,000 - --	-- -- 10,000,000* --	-- -- -- --	0.20 0.041 0.017 --	10/19/2020 12/30/2021 12/10/2022 --	-- -- -- 8,857,143**	-- -- -- 177,143	-- -- -- --	-- -- -- --

Allan Breitkreuz	3,000,000 10,000,000 --	-- -- 10,000,000* --	-- -- --	0.20 0.041 0.017	10/19/2020 12/30/2021 12/10/2022	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --

Pascale Tutt	1,000,000 5,000,000 --	-- 5,000,000* --	-- -- --	0.20 0.041 0.017	10/19/2020 12/30/2021 12/10/2022	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --

Christian Quilliam	3,000,000 10,000,000 --	-- -- 10,000,000* --	-- -- --	0.20 0.041 0.017	10/19/2020 12/30/2021 12/10/2022	-- -- -- 6,000,000**	-- -- -- 120,000	-- -- -- --	-- -- -- --

Thomas C. Ridenour	3,000,000 10,000,000 --	-- 10,000,000* --	-- -- --	0.20 0.041 0.017	10/19/2020 12/30/2021 12/10/2022	-- -- -- 6,000,000**	-- -- 120,000	-- -- -- --	-- -- -- --

                                                            *The options vest one year from the date of issuance, or on December 10, 2013.

                                                            **The stock grants vest one year from the date of issuance of the shares, or on January 3, 2013. The market value of the shares is based on a closing price of $0.02 per share on December 31, 2012.

Employment Agreements

We have no employment agreements currently. We are accruing compensation to our officers at rate specified in employment agreements with each officer that expired on December 31, 2012.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Denise Quilliam (1)	-	69,433	71,981	-	-	-	141,414
Lewis Georges (2)	-	76,433	71,981	-	-	-	148,414
Paul Parliament (3)	-	39,360	-	-	-	-	39,360

(1)

Ms. Quilliam’s stock award consists of 2,188,867 shares of Class A Common Stock valued at $0.015 per share that were issued as compensation for serving on the board of directors.  In addition, 1,500,000 shares of Class B Common Stock valued at $0.0244 per share were issued to Ms. Quilliam.  Ms. Quilliam’s option award consists of options to purchase 5,000,000 shares of Class A Common Stock at $0.017 per share.  The options have a term of 10 years, and are subject to a one year vesting requirement.

(2)

Mr. Georges’ stock award consists of 2,655,533 shares of Class A Common Stock valued at $0.015 per share that were issued as compensation for serving on the board of directors.  In addition, 1,500,000 shares of Class B Common Stock valued at $0.0244 per share were issued to Mr. Georges.  Mr. Georges’ option award consists of options to purchase 5,000,000 shares of Class A Common Stock at $0.017 per share.  The options have a term of 10 years, and are subject to a one year vesting requirement.

(3)

Mr. Parliament’s stock award consists of 184,000 shares of Class A Common Stock valued at $0.015 per share that were issued as compensation for serving on the board of directors. In addition, 1,500,000 shares of Class B Common Stock valued at $0.0244 per share were issued to Mr. Parliament.

(4)

All amounts reported for each director are the amounts recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 15, 2013, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

	Class A Shares		Class B Shares
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)
New Vision Financial, Ltd. (2) Akara Bldg 24 De Castro Street Wickhams Cay British Virgin Islands	79,860,946	8.9%	-	0.0%

Pierre Quilliam (3)(4)(13)	103,969,866	11.6%	1,519,500	9.58%

Denise Quilliam (3)(5)(13)	22,651,932	2.5%	4,719,044	29.74%

Thomas C. Ridenour (6)(13)	100,916,028	11.2%	1,500,000	9.45%

Christian Quilliam (7)(13)	72,599,884	8.1%	3,246,875	20,47%

Allan Breitkreuz (8)(13)	26,655,057	3.0%	1,500,000	9.45%

Lewis Georges (9)(13)	9,540,847	1.1%	1,500,000	9.45%

Paul Parliament (10)(13)	67,191,248	7.6%	1,500,000	9.45%

Pascale Tutt (11)(13)	16,298,428	1.8%	-	0.0%

All Officers and Directors as a Group	351,323,290	44.0%	15,485,419	97.6%

(1) Based upon 885,664,295 shares of Class A Common Stock issued and outstanding as of March 15, 2013, and 15,865,419 shares of Class B Common Stock issued and outstanding as of March 15, 2013.

(2)  New Vision Financial, Ltd.’s shares include 68,426,071 shares of Class A Common Stock owned outright, as well as 11,434,875 shares of Class A Common Stock which it has the present right to acquire under notes which are convertible into common stock at its election.  The notes have an aggregate principal amount of $395,000, and are convertible at various prices based on the market value of the Class A Common Stock on the date of issuance.

(3) Pierre Quilliam and Denise Quilliam are married.

(4) Pierre Quilliam’s ownership of Class A Common Stock consists of 91,768,774 shares owned outright, 201,092 shares owned by Bisell Investments of Florida, Inc., and 2,000,000 and 10,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 and $0.041 per share and expire October 19, 2020 and December 30, 2021, respectively.  Mr. Quilliam’s ownership does not include 10,000,000 shares which he has the right to acquire under options that have not vested yet.  Mr. Quilliam serves as President of Bisell investments of Florida, Inc.

(5) Denise Quilliam’s ownership of Class A Common Stock consists of 16,681,932 shares owned outright, 470,000 shares owned by 87807 Canada and 500,000 and 5,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 per share and $0.041 per share and expire October 19, 2020 and December 30, 2021, respectively.  Ms. Quilliam’s ownership does not include 5,000,000 shares which she has the right to acquire under options that have not vested yet.

(6) Thomas C. Ridenour’s ownership of Class A Common Stock consists of 87,916,028 shares owned outright, and 3,000,000 and 10,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 and $0.041 per share and expire October 19, 2020 and December 30, 2021, respectively.   Mr. Ridenour’s ownership does not include 10,000,000 shares which he has the right to acquire under options that have not vested yet.

(7) Christian Quilliam’s ownership of Class A Common Stock consists of 58,507,200 shares owned outright, 1,092,434 shares owned by Q-Prompt, Inc., a corporation owned by Mr. Quilliam, 250 shares owned by Mr. Quilliam’s Spouse and 3,000,000 and 10,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 and $0.041 per share and expire October 19, 2020 and December 30, 2021, respectively.    Mr. Quilliam’s ownership does not include 10,000,000 shares which he has the right to acquire under options that have not vested yet.

(8) Mr. Breitkreuz’s ownership of Class A Common Stock consists of 13,655,057 shares owned outright, and 3,000,000 and 10,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 and $0.041 per share and expire October 19, 2020 and December 30, 2021, respectively. Mr. Breitkreuz’s ownership does not include 10,000,000 shares which he has the right to acquire under options that have not vested yet.

 (9) Mr. Georges’ ownership of Class A Common Stock consists of 3,536,447 shares owned outright, 4,400 shares owned by a minor child, and 1,000,000 and 5,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 and $0.041 per share and expire October 19, 2020 and December 30, 2021, respectively.  Mr. Georges’ ownership does not include 5,000,000 shares which he has the right to acquire under options that have not vested yet.

(10) Mr. Parliament’s ownership of Class A Common Stock consists of 4,316,522 shares owned outright, 35,524,299 shares owned by The Parliament Corporation, a company owned by Mr. Parliament, and 27,350,427 shares of Class A Common Stock which it has the present right to acquire under notes which are convertible into common stock at its election.  The notes have an aggregate principal amount of $500,000, and are convertible at various prices based on the market value of the Class A Common Stock on the date of issuance.

(11) Ms. Tutt’s ownership of Class A Common Stock consists of 10,298,428 shares owned outright and 1,000,000 and 5,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 and $0.041 per share and expire October 19, 2020 and December 30, 2021, respectively.  Ms. Tutt’s ownership does not include 5,000,000 shares which he has the right to acquire under options that have not vested yet.

(12) All shares of Class B Common Stock are owned outright, and there are no options or warrants to issue Class B Common Stock.

(13) 5709 Manatee Avenue West, Bradenton, Florida 34209.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders
2010 Stock Option Plan	16,000,000	0.20	4,000,000

2010 Employee, Consultant and Advisor Stock Compensation Plan	20,000,000	0.118	--
2011 Stock Option Plan	75,000,000	0.041	--
2011 Employee, Consultant and Advisor Stock Compensation Plan	40,000,000	0.059	--
Equity compensation plans not approved by security holders
2012 Stock Option Plan	59,000,000	0.017	16,000,000
2012 Employee, Consultant and Advisor Stock Compensation Plan	31,891,112	0.017	8,108,888
Total	241,891,112	--	28,108,888

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Goldland Transactions

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from tailing piles on the premises or through shafts or adits located on the premises.  We have entered into various amendments to the lease which deferred lease payments and extended the lease term for an equal amount of time. The lease currently expires on October 1, 2026, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  All of the officers and directors of GoldLand are also officers and directors of us.

In October and November 2011, we issued 8,969,107 shares valued at $502,312 to various officers of Goldland (who are also our officers) to pay accrued compensation owed to them by Goldland. In 2012, we issued 51,095,553 shares valued at $1,657,978 to various officers of Goldland (who are also our officers) to pay compensation due to them by Goldland for the 2012 fiscal year. The value of the shares will be applied to amounts that we owe Goldland under the above-described lease.

As of December 31, 2012, GoldLand owed us $1,187,282.  As of December 31, 2011, GoldLand owed us $469,799.  The substantial balance owed by GoldLand to us resulted from the issuance of shares of our Class A Common Stock to officers of Goldland in payment of their accrued salary from GoldLand. The receivable will be applied to monthly rental payments that we owe GoldLand in the amount of $83,333 per month as they come due. The amounts are non-interest bearing, unsecured demand loans.

Sinker Tunnel Royalty

Under an agreement dated July 14, 2006 entered into by a prior owner of the Sinker Tunnel location, we are obligated to pay Bisell Investments, Inc. (“Bisell”) and New Vision Financial, Ltd. (“New Vision”) a total of 15% of the net smelter return or net refinery return of any ore which originates, terminates or was gained access through the Sinker Tunnel or the grounds of the Sinker Tunnel complex. New Vision is a significant stockholder of us.  Pierre Quilliam controls Bisell.

Loans by Officers

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at December 31, 2012 and December 31, 2011 was $156,713 and $65,020, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to various mill operating costs.  In addition, we owe Bisell $207,325.  Mr. Quilliam is President of Bisell.

Thomas C. Ridenour has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Ridenour at December 31, 2012 and December 31, 2011 was $45,378 and $0, respectively.

In November 2011, Denise Quilliam loaned us an aggregate amount of $58,755.  The loans were convertible into shares of Class B Common Stock at the market price of our Class A Common Stock on the date the loans were made.  In December 2011, Ms. Quilliam converted the loans into 1,481,098 shares of our Class B Common Stock.

Investments in Notes

From 2007 to 2012, we have issued various notes to investors to raise capital.  The notes have a term of two years, bear interest at 7% per annum payable monthly, and are convertible into Class A Common Stock at the market price on the date of issuance of the note.  Erna Breitkreuz, the mother of Allan Breitkreuz, has purchased $154,000 of convertible notes in the offering.  Sherrie Breitkreuz, the sister of Allan Breitkreuz, has purchased $13,000 of convertible notes in the offering.  Helmut Breitkreuz, the father of Allan Breitkreuz has purchased $100,000 of convertible notes in the offering.

Paul Parliament holds $500,000 of convertible notes, of which $250,000 were purchased before he became a director and $250,000 were purchased in December 2012 while he was a director.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2012 and 2011, we have retained W.T. Uniack & Co. CPA's P.C. ("Uniack") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

The following is a summary of the fees billed to the Company by Uniack for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees	$ 25,000	$ 25,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$ 25,000	$ 25,000

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2012 or 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

List the following documents filed as a part of the report:

(1)

All financial statements:  Audited financial statements of Silver Falcon Mining, Inc. as of December 31, 2011 and 2012, and for the years ended December 31, 2011 and 2012, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

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

10.8	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.9	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)

10.10	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.11	2010 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.12	Form of Stock Option Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.13	Amendment to Amendment to Lease dated March 24, 2011 ((Incorporated by reference to the Form 10-K/A filed November 30, 2011)
10.14	Investment Agreement with Centurion Private Equity, LLC dated April 5, 2011 (Incorporated by reference to the Form 8-K filed April 11, 2011)
10.15	Registration Rights Agreement with Centurion Private Equity, LLC dated April 5, 2011 (Incorporated by reference to the Form 8-K filed April 11, 2011)
10.16	2011 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed August 24, 2011)
10.17	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed August 24, 2011)
10.18	2012 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed July 9, 2012)
10.19	2012 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed July 9, 2012)
10.20*	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated April 12, 2013
14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21*	Subsidiaries of Registrant
23*	Consent of W.T. Uniack & Co. CPA's P.C.
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SILVER FALCON MINING, INC.
Dated: April 12, 2013	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: April 12, 2013	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: April 12, 2013	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: April 12, 2013	/s/ Lewis Georges
Lewis Georges, Director

Dated: April 12, 2013	/s/ Denise Quilliam
Denise Quilliam, Director

Dated: April 12, 2013	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director

Dated: April 12, 2013	/s/ Thomas C. Ridenour
Thomas C. Ridenour, Chief Financial Officer and Director

Dated: April 12, 2013	/s/ Allan Breitkreuz
Allan Breitkreuz, Vice President and Director

Dated: April 12, 2013	/s/ Paul Parliament
Paul Parliament, Director

EXHIBIT A

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2012

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

PAGE
Audit Report of Independent Certified Public Accountants	F-3
Balance Sheets as of December 31, 2012 and 2011	F-4
Statements of Operations for the years ended December 31, 2012 and 2011, and the cumulative period from October 15, 2007 (inception) to December 31, 2012	F-5
Statements of Stockholders' Equity for the years ended December 31, 2012 and 2011	F-6
Statements of Cash Flows for the years ended December 31, 2012 and 2011, and the cumulative period from October 15, 2007 (inception) to December 31, 2012	F-7
Notes to Financial Statements for the years ended December 31, 2012 and 2011	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Silver Falcon Mining, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Silver Falcon Mining, Inc. (the “Company”) (An Exploration Stage Company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011, and the period from October 15, 2007 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2012 and 2011, and the period from October 15, 2007 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Alpharetta, Georgia

April 8, 2013

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2012 and 2011

ASSETS	2012	2011
Cash and cash equivalents	$ 3,141	$ -
Inventories	2,618,655	1,772,252
Due from related party (see Note 9)	823,244	404,779
Total current assets	3,445,040	2,177,031

Prepaid expenses (see Note 6)	312,183	327,183
Mill and mining Properties (see Note 4)	2,842,253	2,504,422
Mill Equipment, net of accumulated depreciation of $1,131,849 and $737,741 (see Note 5)	990,233	1,202,668
Other assets	9,900	31,000

Total Assets	$ 7,599,609	$ 6,242,304

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 936,456	$ 949,504
Accrued interest	74,199	129,568
Accrued compensation	-	-
Payroll liabilities	187,142	66,334
Due to related party	-	-
Notes payable – current	2,906,605	1,691,867
Director’s loan	-	-
Total current liabilities	4,104,402	2,837,273

Notes payable (see Note 7)	407,228	2,857,004
Total liabilities	4,511,630	5,694,277

Stockholders' equity:
Class A Common Stock, par value $0.0001 10,000,000,000 shares authorized, 815,008,857 and 419,863,368 shares issued and outstanding at December 31, 2012 and 2011, respectively	81,501	41,986
Class B Common stock, par value $0.0001, 250,000,000 shares authorized, 15,865,419 and 5,365,419 shares issued and outstanding at December 31, 2012 and 2011	1,587	537
Additional paid in capital	45,781,931	30,327,054
Accumulated deficit	(42,777,040)	(29,821,550)
Total stockholders' deficit	3,087,979	548,027

Total Liabilities and Stockholders' Deficit	$ 7,599,609	$ 6,242,304

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2012

	2012	2011	Cumulative from Inception

Revenue	$ 162,141	$ 174,002	$ 339,103

Expenses

Consulting fees	$ 3,042,689	$ 4,163,376	$ 16,476,568
Exploration and development	28,248	1,362,022	2,487,742
Mill operating expenses	665,572	512,453	2,014,534
Property lease fees	1,000,000	-	1,250,000
Compensation expense	414,005	729,288	2,777,182
Stock compensation expense	4,122,143	4,107,200	9,392,885
Depreciation expense	394,108	345,441	1,131,849
General and administrative	929,054	977,008	4,413,233
	10,595,819	12,196,788	39,943,993

Loss from operations	(10,433,678)	(12,022,786)	(39,604,890)
Debt conversion expense	(2,088,999)	-	(2,088,999)
Interest expense	(432,813)	(248,085)	(1,083,151)

Net Loss	$ (12,955,490)	$ (12,270,871)	$ (42,777,040)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.04)	(0.16)

Weighted average number of common shares outstanding – basic and diluted	662,554,744	332,290,119	274,984,486

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	COMMON STOCK	COMMON STOCK		ADDITIONAL
	SERIES A	SERIES B		PAID IN		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2010	286,587,004	$ 28,658	3,884,321	$ 389	$ 18,164,240	$ (17,550,679)	$ 642,608

Issuance of class A common stock for services	54,245,586	5,424			5,637,635		5,643,059
Issuance of common stock for equipment	245,045	25			24,801		24,826
Issuance of common stock for rent	6,000,000	600			339,400		340,000
Issuance of common stock for interest	135,000	14			12,946		12,960
Issuance of class A common stock for notes payable conversions	5,898,483	590			492,010		492,600
Issuance of class B common stock for notes payable conversions			1,481,098	148	60,577		60,725
Options granted					1,832,462		1,832,462
Issuance of common stock for accrued compensation	16,327,005	1,633			1,493,288		1,494,921
Issuance of common stock for compensation	50,425,245	5,042			2,269,695		2,274,737
Net loss						(12,270,871)	(12,270,871)

Balance as of December 31, 2011	419,863,368	$ 41,986	5,365,419	$ 537	$ 30,327,054	$ (29,821,550)	$ 548,027

Issuance of class A common stock for services	103,883,313	10,388			2,862,543		2,872,931
Issuance of class A common stock for equipment	-	-			-		-
Issuance of class A common stock for rent	3,480,000	348			113,252		113,600
Issuance of class A common stock for interest	2,778,567	278			133,057		133,335
Issuance of class A common stock for notes payable conversions	112,805,433	11,281			4,044,549		4,055,830
Issuance of class A common stock for related party	51,095,553	5,110			1,652,869		1,657,979
Issuance of class A common stock for cash	2,000,000	200			65,467		65,667
Beneficial conversion					2,473,957		2,473,957
Options granted					849,371		849,371
Issuance of class A common stock for compensation	119,102,623	11,910			3,004,662		3,016,572
Issuance of class B common stock for compensation			10,500,000	1,050	255,150		256,200
Net loss						(12,955,490)	(12,955,490)

Balance as of December 31, 2012	815,008,857	$ 81,501	15,865,419	$ 1,587	$ 45,781,931	$ (42,777,040)	$ 3,087,979

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2012

	2012	2011	Cumulative from Inception

Cash flows from operating activities

Net Loss	$ (12,955,490)	$ (12,270,871)	$ (42,777,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	2,872,931	5,643,059	20,631,818
Issuance of common stock for compensation	3,272,772	2,274,737	5,547,509
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	133,335	12,960	196,295
Issuance of common stock for rent	113,600	340,000	1,315,730
Issuance of common stock for related party	1,657,979	-	1,657,979
Debt conversion expense	2,088,999	-	2,088,999
Options granted	849,371	1,832,462	3,845,375
Depreciation	394,108	345,442	1,131,849
Amortization	208,923	-	208,923
Increase (decrease) in operating assets and liabilities:
Inventories	(846,403)	(1,419,341)	(2,618,655)
Prepaid expenses	15,000	387,842	(312,183)
Due from related party	(418,465)	(410,779)	(823,244)
Other assets	21,100	(25,000)	(4,900)
Accounts payable and accrued expenses	(13,048)	639,207	1,246,761
Accrued interest	(14,172)	112,518	130,577
Accrued payroll and payroll liabilities	120,808	803,445	1,682,063
Net cash used in operating activities	(2,498,652)	(1,734,319)	(6,839,094)

Cash flows from investing activities

Purchase of equipment	(181,673)	(277,900)	(2,097,256)
Purchase of or capitalized improvements to mill and mining properties	(337,831)	(732,032)	(2,088,165)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	(519,504)	(1,009,932)	(4,145,641)

Cash flows from financing activities

Proceeds from notes payable	3,129,888	2,683,044	11,133,967
Proceeds from sale of common stock	65,667	-	140,667
Purchase of common stock	-	-	(63,000)
Repayments of notes payable	(174,258)	-	(223,758)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	-	(323)	(338,113)
Net cash provided by financing activities	3,021,297	2,682,721	10,987,876

Net increase in cash	3,141	(61,530)	3,141

Cash - beginning of year	-	61,530	-
Cash - end of year	$ 3,141	$ -	$ 3,141

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2012

(continued)

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for notes payable conversion	4,055,830	553,325	7,476,720
Shares issued for interest	133,335	12,960	196,295
Shares issued for accrued compensation	-	1,494,921	1,494,921
Shares issued for rent	113,600	340,000	453,600
Shares issued for compensation	3,272,772	2,274,737	5,547,509
Shares issued for acquisition	-	-	355,085
Shares issued for purchase mining properties	-	-	754,089

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

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

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from tailing piles on the premises or through shafts or adits located on the premises.  The lease provides that lease payments must commence April 1, 2008, but by agreement with GoldLand we extended the commencement date to July 1, 2010.  On the first quarter of 2011, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  We remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.

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

NOTE 6 – MILL EQUIPMENT

During 2012 and 2011 we purchased and installed equipment to be used on our mining properties totaling $181,673 and $277,900, respectively.  The following table summarizes our equipment as of December 31, 2012.

Mill equipment	$ 2,122,082
Accumulated depreciation	(1,131,849)
$ 990,233

NOTE 7 – PREPAID EXPENSES

On October 1, 2011, we entered into a Commercial Lease Agreement, under which we leased office space in New York, New York through September 30, 2015.  Under the Commercial Lease Agreement, we issued the lessor 9,000,000 shares of our Class A Common Stock at the inception of the lease representing advance lease payments totaling $444,000.  The total rent for the life of the lease is $444,000.  We capitalized the lease payment as a prepaid expense, and are amortizing the amount on a monthly basis over the life of the lease.

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

NOTE 8 – NOTES PAYABLE

In 2011 and 2012, we issued two-year promissory notes with an aggregate principal amount of $2,658,044 and $1,772,978, respectively, to various investors.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.015 to $0.19 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from January 4, 2013 to December 31, 2014.

In 2011, we issued a $25,000 convertible note to an investor.  The note has a term of two years, and accrues interest at 7% per annum payable monthly.  Principal and interest due on the notes is convertible, at the election of the holder, either into 17 oz. of gold bars that are 99.999% pure.  The note matures on December 12, 2013.  The note was converted into 17oz. of gold in February 2012.

In 2012, we issued multiple convertible notes with an aggregate principal amount of $106,910  The notes have a term of two years, and accrues interest at 7% per annum payable monthly.  Principal and interest due on the notes is convertible, at the election of the holder, either into an aggregate of 68 oz. of gold bars that are 99.999% pure.  The notes have converted.

Land Purchase Note

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  The balance due on the note at December 31, 2012 was $157,485.

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

We also issued the holder a warrant to purchase 10,000,000 shares of Class A Common Stock for $0.03 per share at any time until June 4, 2016.  The warrant must be exercised for cash, unless after the earlier of (i) the six (6) month anniversary of the date of the note and (ii) the completion of the then-applicable holding period required by Rule 144, there is no effective registration statement registering shares issuable upon exercise of the warrant, in which event the holder may exercise the warrant on a “cashless basis.” In October 2012, we obtained approval of a registration statement covering the shares issuable upon exercise of the warrant, and therefore the warrant may not be exercised on a cashless basis.

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

We also issued the holder a warrant to purchase 16,666,667 shares of Common Stock for $0.03 per share at any time until January 12, 2016.  The form of the warrant is the same as the warrant that was issued in connection with the June 4, 2012 loan from JMJ Financial.

The maturities of notes payable are as follows:

2013	$ 1,247,688
2014	2,066,145
Total	$ 3,313,833

Less current maturities	(2,906,605)
Long term debt	$ 407,228

During 2011, we issued 5,898,483 shares of our Class A common stock upon conversion of notes payable with an aggregate principal amount of $492,600.

During 2011, we issued 1,481,098 shares of our Class B common stock upon conversion of notes payable with an aggregate principal amount of $60,725.

During 2012, we issued 112,805,433 shares of our Class A common stock upon conversion of notes payable with an aggregate principal amount of $4,014,633.

On December 31, 2011 and 2012, the outstanding principal balance on the two-year promissory notes was $4,368,856 and $2,299,160, respectively.

At December 31, 2012, an aggregate of 80,742,806 shares of Class A Common Stock were issuable upon conversion of the notes.

NOTE 9 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2011 and 2012:

	December 31, 2011	December 31, 2012

Tax benefit computed at the maximum federal statutory rate	(35.0)%	(35.0)%

State tax rate, net of federal tax benefit	(3.9)	(3.9)

Increase in valuation allowance	38.9	38.9

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

We have recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2011	December 31, 2012

Deferred tax assets	$11,600,582	$16,640,269

Less valuation allowance	(11,600,582)	(16,640,269)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as we have had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2012, we had net operating loss carryforwards of approximately $42,777,040 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2032. The utilization of the net operating loss carryforwards is dependent upon our ability to generate sufficient taxable income during the carryforward period.

NOTE 10 - RELATED PARTY TRANSACTIONS

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from tailing piles on the premises or through shafts or adits located on the premises. We agreed with GoldLand to extend the date lease payments must commence to July 1, 2010, and extended the lease term by an equal amount of time.

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

As of December 31, 2011, GoldLand owed us $469,799 and as of December 31, 2012, GoldLand owed us $1,187,282.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, Christian Quilliam and Allan Breitkreuz are all officers and directors of GoldLand and us. Thomas C. Ridenour, who is an officer of us, is also an officer of GoldLand.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at December 31, 2012 and December 31, 2011 was $156,713 and $65,020, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to various mill operating costs.  In addition, we owe Bisell Investments of Florida, Inc.  $207,325.  Mr. Quilliam is President of Bisell Investments of Florida, Inc.

Thomas C. Ridenour has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Ridenour at December 31, 2012 and December 31, 2011 was $45,378 and $0, respectively.

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

From 2007 to 2012, we have issued various notes to investors to raise capital.  The notes have a term of two years, bear interest at 7% per annum payable monthly, and are convertible into Class A Common Stock at the market price on the date of issuance of the note.  Erna Breitkreuz, the mother of Allan Breitkreuz, has purchased $154,000 of convertible notes in the offering.  Sherrie Breitkreuz, the sister of Allan Breitkreuz, has purchased $13,000 of convertible notes in the offering.  Helmut Breitkreuz, the father of Allan Breitkreuz, has purchased $100,000 of convertible notes in the offering.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On October 11, 2007, we entered into a lease agreement with GoldLand, under which we leased its mineral rights on War Eagle Mountain.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore mined from tailing piles on the premises or through shafts or adits located on the premises.  The lease provides that lease payments must commence April 1, 2008.  By agreement with GoldLand, we extended the commencement date to July 1, 2010, in which event the lease term was extended by an equal amount of time. In the first quarter of 2011, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  We remained obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.

On June 4, 2012, we issued a convertible promissory note to JMJ Financial in the original principal amount of $315,000 (the “June Note”).  On July 12, 2012, we issued a convertible promissory note to JMJ Financial in the original principal amount of $525,000 (the “July Note” and with the June Note, the “Notes”).  The Notes are convertible into Class A Common Stock at a conversion price equal to 80% of the three lowest daily average trading prices of the Common Stock during the 15 trading days preceding the conversion. On November 30, 2012, JMJ submitted a conversion request for $54,079.20 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,000,000 shares of Class A Common Stock.  On December 12, 2012, JMJ submitted another conversion request for $52,360 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,500,000 shares of Class A Common Stock.  We did not honor either conversion request because of our belief that JMJ was impermissibly shorting our Class A Common Stock, and was improperly manipulating the market price of our Class A Common Stock.   On December 17, 2012, JMJ issued us a notice of default.  On December 18, 2012, JMJ sent us a Notice of Acceleration for immediate payment of all amounts due under both Notes.  On December 21, 2012, JMJ filed a lawsuit against us and Pierre Quilliam, our chief executive officer.  The lawsuit seeks a judgment against us for all amounts due under both Notes.  The lawsuit also seeks a judgment against Mr. Quilliam for amounts due under both Notes on the theory of fraudulent inducement and/or fraudulent misrepresentation. We are defending the lawsuit vigorously.

NOTE 12 - CAPITAL STOCK

We are authorized to issue 10,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 250,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of December 31, 2012, there were 815,008,857 and 15,865,419 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.  As of December 31, 2011, there were 419,863,368 and 5,365,419 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

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

2012 Transactions:  During the year ended December 31, 2012, we issued shares of Common Stock in the following transactions:

•

103,883,313 shares of Class A Common Stock were issued to various vendors for consulting services valued at $2,872,931.

•

2,778,567 shares of Class A Common Stock were issued for interest valued at $133,335.

•

112,805,433 shares of Class A Common Stock were issued upon conversion of notes payable with an aggregate principal amount of $4,014,633.

•

3,480,000 shares of Class A Common Stock were issued for rent valued at $113,600.

•

2,000,000 shares of Class A Common Stock were issued for cash totaling $65,667.

•

119,102,623 shares of Class A Common Stock valued at $3,016,572 were issued in payment of compensation.

•

10,500,000 shares of Class B Common Stock valued at $256,200 were issued in payment of compensation.

•

51,095,553 shares of Class A Common Stock valued at $1,657,979 were issued in payment of compensation for GoldLand Officers.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of the Company in 2011 and 2012 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding as of December 31, 2010	20,000,000	$0.20
Granted	75,000,000	$0.041
Exercised	-	-
Cancelled or expired	(4,000,000)	-
Outstanding as of December 31, 2011	91,000,000	$0.034
Granted	59,000,000	$0.017
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2011	150,000,000	$0.027

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

All options and warrants under the 2012 stock option plan were issued on December 10, 2012, expire on December 10, 2022, have an exercise price of $0.017, and vest one year after the date of issuance.  The weighted-average fair value of stock options or warrants granted to employees and consultants during the year ended December 31, 2012, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	$0.017
Risk-free interest rate at grant date	0.15%
Expected stock price volatility	91.6%
Expected dividend payout	0%
Expected option life (in years)	5 years

Total stock-based compensation expense recognized by us for the year ended December 31, 2011 and 2012 was $1,832,462 and $849,371, respectively.

NOTE 14 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we have incurred net losses of ($12,270,871) and ($12,955,490) for the years ended December 31, 2011 and 2012, respectively.  We have remained in business primarily through the deferral of salaries by management, loans from our chief executive officer, and loans from a significant shareholder.  We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 15 – SUBSEQUENT EVENTS (UNAUDITED)

Since January 1, 2013, we issued two-year promissory notes with an aggregate principal amount of $230,045 to various investors.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.01 to $0.025 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from January 3, 2015 to February 22, 2015.

Since January 1, 2013, we issued shares of Common Stock in the following transactions:

•

7,964,258 shares of Class A Common Stock were issued upon conversion of notes payable with an aggregate principal amount of $140,692.

•

320,731 shares of Class A Common Stock valued at $7,698 were issued in payment of interest.

•

7,060,950 shares of Class A Common Stock to various vendors for consulting services valued at $176,592.

•

43,309,499 shares of Class A Common Stock valued at $1,100,061 were issued in payment of compensation for 2013.

•

12,000,000 shares of Class A Common Stock valued at $294,000 to various officers of Goldland (who are also our officers) to pay compensation due to them by Goldland for the 2013 fiscal year. The value of the shares will be applied to amounts that we owe Goldland under the above-described lease.