Form 10-K/A
period 2012-12-31
Silver Falcon Mining, Inc.
filed 2013-05-06
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1 to FORM 10-K)

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

EXPLANATORY NOTE: The Company has included the XBRL Interactive Data Table 101 Exhibits with this amended filing.

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

Christian Quilliam has served as a member of our board since August 24, 2009, and as our chief operating officer since April 2010. In addition to his services as an officer and director, Mr. Quilliam has been a director of GoldLand since September 2010, and its chief operating officer since April 2010. Mr. Quilliam holds a master’s degree in digital music from McGill University in Montreal and brings extensive experience into the management and development of small cap companies.  Mr. Quilliam presently owned Q-Prompt, Inc., a teleprompting company which serviced large corporations’ needs during presentations. On July 21, 2006, the United States District Court for the Northern District of Illinois entered a Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief against Mr. Quilliam, and 25 corporate entities and five other individuals, in an action styled Federal Trade Commission v. STF Group, Inc., et al., Case No. 03-C-0977. The action involved allegations that the defendants violated the Federal Trade Commission Act and the Telemarketing and Consumer Fraud and Abuse Prevention Act in the manner in which they marketed healthcare savings plans. Under the Stipulated Final Judgment, the defendants cumulatively paid a monetary settlement of $200,000 and agreed to a permanent injunction against the conduct alleged in the complaint.

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

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent.  As this time, we have two independent director, Lewis Georges and Paul Parliament.  Our other directors are not independent.

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

10.8	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.9	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)

10.10	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.11	2010 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.12	Form of Stock Option Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.13	Amendment to Amendment to Lease dated March 24, 2011 ((Incorporated by reference to the Form 10-K/A filed November 30, 2011)
10.14	Investment Agreement with Centurion Private Equity, LLC dated April 5, 2011 (Incorporated by reference to the Form 8-K filed April 11, 2011)
10.15	Registration Rights Agreement with Centurion Private Equity, LLC dated April 5, 2011 (Incorporated by reference to the Form 8-K filed April 11, 2011)
10.16	2011 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed August 24, 2011)
10.17	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed August 24, 2011)
10.18	2012 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed July 9, 2012)
10.19	2012 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed July 9, 2012)
10.20***	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated April 12, 2013
14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21***	Subsidiaries of Registrant
23*	Consent of W.T. Uniack & Co. CPA's P.C.
31.1*	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95***	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
EX-101.INS*	XBRL Instance Document
EX-101.SCH*	XBRL Taxonomy Extension Schemat.
EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
EX101.DEF*	XBRL Taxonomy Extension Definition Linkbase
EX101.LAB*	XBRL Taxonomy Extension Label Linkbase
EX.101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*

Filed herewith.

**

Included within financial statements.

***

Previously Filed on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.

SILVER FALCON MINING, INC.
Dated: May 6, 2013	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: May 6,2013	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: May 6, 2013	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: May 6, 2013	/s/ Lewis Georges
Lewis Georges, Director

Dated: May 6, 2013	/s/ Denise Quilliam
Denise Quilliam, Director

Dated: May 6, 2013	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director

Dated: May 6, 2013	/s/ Thomas C. Ridenour
Thomas C. Ridenour, Chief Financial Officer and Director

Dated: May 6, 2013	/s/ Allan Breitkreuz
Allan Breitkreuz, Vice President and Director

Dated: May 6, 2013	/s/ Paul Parliament
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