Form 10-Q
period 2013-03-31
Silver Falcon Mining, Inc.
filed 2013-05-16
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 952,199,195 and 15,865,419 shares of Class A Common Stock and Class B Common Stock, respectively, as of May 10, 2013.

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

25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

26

Item 3.  Defaults upon Senior Securities.

26

Item 4. Mine Safety Disclosures.

26

Item 5.  Other Information.

26

Item 6.  Exhibits.

26

SIGNATURES

28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2013 AND DECEMBER 31, 2012

	MARCH 31, 2013	DECEMBER 31, 2012
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ -	$ 3,141
Inventories	2,538,929	2,618,655
Due from related parties, net of amounts due to related parties	703,776	823,244
Total current assets	3,242,705	3,445,040

Mill equipment, net of accumulated depreciation of $1,236,849 and $1,131,849, respectively (see Note 4)	919,789	990,233
Properties	2,850,073	2,842,253
Prepaid expenses (see Notes 5 and 8)	953,032	312,183
Other assets	22,797	9,900
Total Assets	$ 7,988,396	$ 7,599,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 927,960	$ 936,456
Payroll liabilities	233,860	187,142
Accrued interest	120,873	74,199
Notes payable - current portion (see Note 3)	3,283,517	2,906,605
Total current liabilities	4,566,210	4,104,402

Notes payable (see Note 3)	148,241	407,228
Total liabilities	4,714,451	4,511,630

STOCKHOLDERS' DEFICIT
Common stock, Class A, par value $0.0001, 10,000,000,000 shares authorized, 914,394,199 and 815,008,857, issued and outstanding, respectively	91,440	81,501
Common stock, Class B, par value $0.0001, 250,000,000 shares authorized, 15,865,419 and 15,865,419 issued and outstanding, respectively	1,587	1,587
Additional paid in capital	47,986,111	45,781,931
Accumulated deficit	(44,805,193)	(42,777,040)
	3,273,945	3,087,979
Total liabilities and stockholders' deficit	$ 7,988,396	$ 7,599,609

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2013

(UNAUDITED)

	2013	2012	Cumulative from Inception

Revenue	$ -	$ 58,999	$ 339,103

Expenses
Consulting fees	$ 320,419	$ 1,164,780	$ 16,796,987
Exploration and development	69,352	1,378	2,557,094
Mill operating expenses	137,127	72,861	2,151,661
Property lease fees	250,000	250,000	1,500,000
Compensation expense	119,446	104,644	2,896,628
Stock compensation expense	428,129	458,575	9,821,014
Depreciation expense	105,000	96,343	1,236,849
General and administrative	236,351	271,575	4,649,584
	1,665,824	2,420,156	41,609,817

Loss from operations	(1,665,824)	(2,361,157)	(41,270,714)

Interest expense	(271,058)	(64,431)	(1,354,209)
Debt conversion expense	(91,271)	(1,467,926)	(2,180,270)

Net Loss	$ (2,028,153)	$ (3,893,514)	$ (44,805,193)

Net loss per common share - basic and diluted	$ -	$ (0.01)	$ (0.15)

Weighted average number of common shares outstanding – basic and diluted	882,810,371	585,636,159	302,193,912

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2013

(UNAUDITED)

	2013	2012	Cumulative from Inception
Cash flows from operating activities
Net Loss	$ (2,028,153)	$ (3,893,514)	$ (44,805,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for consulting services	367,111	1,241,038	20,998,929
Issuance of common stock for compensation	1,100,061	1,834,302	6,647,570
Issuance of common stock for related party	294,000	1,534,854	1,951,979
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	7,697	12,511	203,992
Issuance of common stock for rent	-	113,600	1,315,730
Depreciation and amortization	193,813	96,343	1,534,585
Debt conversion expense	91,271	1,467,926	2,180,270
Options granted	-	-	3,845,375
Increase (decrease) in operating assets and liabilities:
Inventories	-	(246,704)	(2,618,655)
Prepaid expenses	(640,849)	(1,457,177)	(953,032)
Due from related party	119,468	(1,289,296)	(703,776)
Other assets	66,829	-	61,929
Accounts payable and accrued expenses	(8,496)	(329,188)	1,238,265
Accrued interest	164,024	14,946	294,601
Accrued payroll and payroll liabilities	46,718	59,583	1,728,781
Net cash used in operating activities	(226,506)	(840,776)	(7,065,600)

Cash flows from investing activities
Purchase of equipment	(34,556)	(759)	(2,131,812)
Purchase of mill and mining properties	(7,820)	(59,326)	(2,095,985)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	(42,376)	(60,085)	(4,188,017)

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2013

(UNAUDITED)

(continued)

	2013	2012	Cumulative from Inception
Cash flows from financing activities
Proceeds from notes payable	301,741	935,700	11,435,708
Proceeds from sale of common stock	-	65,667	140,667
Purchase of common stock	-	-	(63,000)
Repayments of notes payable	(36,000)	(73,230)	(259,758)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	-	-	(338,113)
Net cash provided by financing activities	265,741	928,137	11,253,617

Net increase in cash	(3,141)	27,276	-

Cash - beginning of year	3,141	-	-
Cash - end of year	$ -	$ 27,276	$ -

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS	2013	2012	Cumulative from Inception

Shares issued for notes payable conversions	353,979	2,840,143	7,830,699
Shares issued for accrued compensation	-	-	1,494,921
Shares issued for rent	-	113,600	453,600
Shares issued for interest	7,697	12,511	203,992
Shares issued for related party	294,000	1,534,854	1,951,979
Shares issued for acquisition	-	-	355,085
Shares issued for purchase mining properties	-	-	754,089
Shares issued for compensation	1,100,061	1,834,302	6,647,570

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

	COMMON STOCK	COMMON STOCK		ADDITIONAL
	SERIES A	SERIES B		PAID IN		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2012	815,008,857	$ 81,501	15,865,419	$ 1,587	$ 45,781,931	$ (42,777,040)	$ 3,087,979

Issuance of common stock for services	18,579,497	1,858	-	-	365,253	-	367,111
Issuance of common stock for related party	12,000,000	1,200	-	-	292,800	-	294,000
Issuance of common stock for interest	320,731	32	-	-	7,665	-	7,697
Issuance of common stock for notes payable conversions	25,175,615	2,518	-	-	351,461	-	353,979
Issuance of common stock for compensation	43,309,499	4,331	-	-	1,095,730	-	1,100,061
Beneficial conversion and debt issue costs			-	-	91,271	-	91,271
Net loss	-	-	-	-	-	(2,028,153)	(2,028,153)

Balance as of March 31, 2013	914,394,199	$ 91,440	15,865,419	$ 1,587	$ 47,986,111	$ (44,805,193)	$ 3,273,945

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

On October 11, 2007, GoldLand Holdings Co. (“Goldland”) leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which ore is mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of ore extracted from tailing piles on Goldland’s land or through shafts or adits located on its land.  The lease provides that lease payments must commence April 1, 2008, but because we were unable to commence operations according to our original schedule, we agreed with Goldland to extend the commencement date several times, to January 1, 2012, and extended the lease term by an equal amount each time.   The lease currently expires on October 1, 2026.

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

Proven and Probable Ore Reserves

At least annually, management will review the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically.  Management’s calculations of proven and probable ore reserves are based on engineering and geological estimates, including future metals prices and operating costs. From time to time, management will obtain external audits of reserves.  To date, we have not obtained any third party report regarding potential reserves on our owned and leased property at War Eagle Mountain, and accordingly we have not estimated that there are any proven or probable reserves on our property.

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

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss).  We had no accruals for closure costs, reclamation and environmental matters for operating and non-operating properties at March 31, 2013.

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

NOTE 3 – NOTES PAYABLE

7% Two Year Notes

As of March 31, 2013, we had outstanding $2,050,219 of two-year promissory notes that we have issued to various investors starting in 2011.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.012 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from July 22, 2013 to March 28, 2015.  During the three months ended March 31, 2013, we issued $301,741 of new notes.

During the three months ended March 31, 2013, we issued 4,000,000 shares of our Class A Common Stock upon conversion of notes payable with an aggregate principal amount of $40,000.

During the three months ended March 31, 2013, we issued 8,603,937 shares of our Class A Common Stock upon conversion of notes payable with an aggregate principal amount of $135,000.  These conversions were at prices lower than the conversion price at the date of issuance.  The conversion of the notes at discounts to their stated conversion prices resulted in the recognition of an additional expense of $91,271 and a corresponding increase to paid in capital.

8% Notes

As of March 31, 2013, we had outstanding $339,682 of two-year promissory notes that we have issued to various investors starting in 2012.  Interest accrues on the notes at the rate of 8% per year, and is payable monthly.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0162 to $0.031 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from June 9, 2014 to September 6, 2014.  $301,182 of the notes were issued in 2012 and mature two years after the date of issuance.  During the three months ended March 31, 2013, we issued $38,500 of new notes that mature one year after the date of issuance.  The notes issued in the three months ended March 31, 2013 are also convertible into gold at the market price at the option of the lender.

The maturities of 7% and 8%  notes payable are as follows:

2013	$ 314,000
2014	1,887,660
2015	188,241
Total	2,389,901

Less current maturities	(2,241,660)
Long term debt	$ 148,241

Land Purchase Note

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  The balance due on the note at March 31, 2013 was $157,485.

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

In connection with the loan from JMJ Financial, we also issued to Iliad a warrant to 16,666,667 shares of Common Stock at an exercise price of $0.03 per share until June 4, 2016.  The form of warrant issued to Iliad is the same as the form of warrant issued to JMJ.

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

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of March 31, 2013.

Mill equipment	$ 1,979,321
Vehicles	177,317
Accumulated depreciation	(1,236,849)
Net	$ 919,789

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

During the three months ended March 31, 2013, we issued 43,309,499 shares of our common stock to our officers for compensation totaling $1,100,061 for the year 2013.  We capitalized these payments as a prepaid expense, and amortize the amounts over the life of the employment contracts of the officers, which is for the twelve months ended December 31, 2013.

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

During the three months ended March 31, 2013, we issued 12,000,000 shares valued at $294,000 to various officers of Goldland (who are also our officers) to pay compensation that will be owed to them by Goldland for the 2013 fiscal year.  The value of the shares issued by us was recorded as an amount due to us by Goldland.

As of March 31, 2013 and December 31, 2012, Goldland owed us $1,232,447 and $1,187,282 respectively.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, our chairman and chief executive officer, has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at March 31, 2013 and December 31, 2012 was $215,181 and $156,713, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to various mill operating costs.  In addition, we owe Bisell Investments of Florida, Inc. $243,987.  Mr. Quilliam is President of Bisell Investments of Florida, Inc.

Thomas C. Ridenour, our chief financial officer and a director, has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Ridenour at March 31, 2013 and December 31, 2012 was $69,503 and $45,378, respectively.

Paul Parliament, one of our directors, has invested an aggregate $575,001 in our 7% two year notes, of which $75,001 was invested in the quarter ending March 31, 2013.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

In July 2012, we filed a lawsuit against Earll Excavations, Inc. (“EEI”) and William Earll (“Earll”) in Owyhee County, Idaho seeking damages of $2,000,000. In the lawsuit, we contend that EEI failed to complete improvements to the Sinker Tunnel and construction of our metallurgical laboratory complex in accordance with the contracts. Our lawsuit also seeks damages for Earll’s and EEI’s breach of a confidentiality agreement, breach of an implied covenant of good faith and fair dealing, and for slander. At about the same time that we filed our lawsuit, EEI filed suit against us in Owyhee County, Idaho. EEI’s lawsuit seeks damages of $477,783 for amounts that EEI contends it is owed for construction services performed on the Sinker Tunnel, construction services performed on the Diamond Creek Mill, hauling services, and road maintenance, as well as managerial services provided to Diamond Creek Mill. We dispute the claims of EEI and intend to defend its suit, and prosecute our claims, vigorously.

NOTE 8 - CAPITAL STOCK

We are authorized to issue 10,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 250,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of March 31, 2013, there were 914,394,199 and 15,865,419 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the three months ended March 31, 2013, we issued shares of Class A Common Stock in the following transactions:

•

25,175,615 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $316,624.

•

18,579,497 shares of Class A Common Stock were issued to various vendors for consulting services valued at $367,111.

•

43,309,499 shares of Class A Common Stock valued at $1,100,061 were issued in payment of compensation.

•

12,000,000 shares of Class A Common Stock valued at $294,000 were issued in payment of compensation for GoldLand Officers.

•

320,731 shares of Class A Common Stock valued at $7,697 were issued in payment of interest.

As of March 31, 2013, the Company had outstanding notes payable to various investors in the original principal amount of $3,675,480.  All of the notes are convertible into shares of Class A Common Stock at election of the holder at conversion prices ranging from $0.012 to $0.275 per share.  Maturity dates range from July 22, 2013 to March 28, 2015. At March 31, 2013, an aggregate of 138,847,233 shares of Class A Common Stock were issuable upon conversion of the notes.

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

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($2,028,153) for the three months ended March 31, 2013.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

During April and May 2013, we issued shares of Class A Common Stock in the following transactions:

•

14,006,979 shares of Class A Common Stock to various vendors for consulting services valued at $202,869.

•

12,744,954 shares of Class A Common Stock upon conversion of notes payable with a aggregate principal amount of at $158,038.

•

11,053,063 shares of Class A Common Stock valued at $221,061 were issued in payment of compensation.

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

Results of Operations

Three months ended March 31, 2013 and 2012

We are in the exploration stage and generated revenues of $0 and $58,999 in the three months ended March 31, 2013 and 2012, respectively.  Our revenues in the three months ended March 31, 2013 are not representative of our revenues in the future.  In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to smelt our concentrate.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars to a refiner on a regular basis.

We reported losses from operations during the three months ended March 31, 2013 and 2012 of ($1,665,824) and ($2,361,156), respectively.  The decreased loss in 2013 as compared to 2012 was attributable to the following factors:

•

Consulting fees decreased from $1,164,780 in 2012 to $320,419 in 2013 as a result of decreased use of consultants in 2013.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2013	2012

Shareholder relations services	25,611	21,000
Locating and due diligence services on future acquisition opportunities	292,633	559,800
Legal services	51,000	36,320
Advice on debt and equity capital raising	-	560,000

•

Compensation expense increased from $104,644 in 2012 to $119,446 as a result of consultant payments added to payroll during the quarter.

•

Depreciation expense increased from $96,343 in 2012 to $105,000 in 2013 as a result of the acquisition of equipment to be used in our operations.

•

Exploration and development costs increased from $1,378 in 2012 to $69,352 in 2013 as a result of increased work on the Sinker Tunnel.

•

Lease payment fees remained the same at $250,000 in 2012 and $250,000 in 2013.

•

Stock compensation expense declined slightly from $458,575 in 2012 to $428,129 in 2013.

•

Mill operating expenses increased from $72,861 in 2012 to $137,127 in 2013.  We began capitalizing certain operating costs in the fourth quarter of 2011 and continued until the third quarter of 2012.

•

General and administrative expenses decreased to $236,351 in 2013 as compared to $271,575 in 2012 as a result decreased expenses related to the new mill operations.

We reported net losses during the three months ended March 31, 2013 and 2012 of ($2,028,153) and ($3,893,514), respectively.  The decreased loss in 2013 as compared to 2012 was largely attributable to lower debt conversion expenses in 2013 of $91,271, as compared to $1,467,926 in 2012, and by a decrease in the loss from operations, offset by an increase in interest expense resulting from higher levels of interest bearing debt in 2013.  In particular, interest expense increased from $64,431 in 2012 to $271,058 in 2013.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2012 and 2013:

	Three months ended March 31,
	2012	2013
Net cash provided by (used) in operating activities	$ (840,776)	$ (226,506)
Net cash provided by (used) in investing activities	(60,085)	(42,376)
Net cash provided by (used) in financing activities	928,137	265,741
Net (decrease) increase in unrestricted cash and cash equivalents	$ 27,276	$ (3,141)

Comparison of 2013 and 2012

In the three months ended March 31, 2013 and 2012, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($226,506) of cash in 2013, as compared to ($840,776) of cash in 2012.  Major non-cash items that affected our cash flow from operations in 2013 were non-cash charges of $193,813 for depreciation and amortization, non-cash debt conversion costs of $91,271, $367,111 for the value of common stock issued for services, and $1,100,061 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of ($343,577), most of which resulted from an increase in prepaid expenses of ($640,849), an increase in payroll liabilities of $46,718, an decrease in due from related parties of $119,468 and accrued interest of $164,024.

Major non-cash items that affected our cash flow from operations in 2012 were non-cash charges of $96,343 for depreciation and amortization, non-cash debt conversion costs of $1,467,926 and $1,241,038 for the value of common stock issued for services and $1,834,302 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of ($3,247,836), most of which resulted from an increase in prepaid expenses of ($1,457,177), an increase in due from related party of ($1,289,296) and an increase in accrued payroll of $59,583, offset by a reduction of ($329,188) of accounts payable and accrued expenses.

Investing activities used ($60,085) of cash in 2012, as compared to ($42,376) of cash in 2013.  The decrease in cash used in investing activities was attributable to lower expenditures for equipment and improvements to our mining property.

Financing activities supplied $928,137 of cash in 2012 as compared to $265,741 of cash in 2013.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2012, we issued $935,700 in notes, as compared to 2013 when we issued $301,741 of notes.

Liquidity

Our balance sheet as of March 31, 2013 reflects current assets of $3,242,705, current liabilities of $4,566,210, and working capital deficit of ($1,323,505).

We will need substantial capital over the next year.  We project that we will need about $1,900,000 of working capital pending the building of a leaching unit, about $2,000,000 to build a leaching unit to improve the yields from our tailings, and about $10,000,000 to complete the exploration phase.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance. In particular, as of March 31, 2013, we had outstanding $3,675,480 in notes payable, of which $3,527,239 was due within one year of that date.  Also, beginning January 1, 2012, we began to make monthly payments of $83,333 to GoldLand under our lease of its mining interests on War Eagle Mountain.  We pay the monthly liability to Goldland by issuing shares of our Class A Common Stock to GoldLand employees for compensation on behalf of GoldLand, and applying the value of the shares against our liability to GoldLand.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the three months ended March 31, 2013, and have minimal revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of convertible notes and to solicit existing convertible note holders to convert their notes into common stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

On June 4, 2012, we issued a convertible promis0sory note to JMJ Financial in the original principal amount of $315,000 (the “June Note”).  On July 12, 2012, we issued a convertible promissory note to JMJ Financial in the original principal amount of $525,000 (the “July Note” and with the June Note, the “Notes”).  The Notes are convertible into Class A Common Stock at a conversion price equal to 80% of the three lowest daily average trading prices of the Common Stock during the 15 trading days preceding the conversion. On November 30, 2012, JMJ submitted a conversion request for $54,079.20 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,000,000 shares of Class A Common Stock.  On December 12, 2012, JMJ submitted another conversion request for $52,360 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,500,000 shares of Class A Common Stock.  We did not honor either conversion request because of our belief that JMJ was impermissibly shorting our Class A Common Stock, and was improperly manipulating the market price of our Class A Common Stock.   On December 17, 2012, JMJ issued us a notice of default.  On December 18, 2012, JMJ sent us a Notice of Acceleration for immediate payment of all amounts due under both Notes.  On December 21, 2012, JMJ filed a lawsuit against us and Pierre Quilliam, our chief executive officer.  The lawsuit seeks a judgment against us for all amounts due under both Notes.  The lawsuit also seeks a judgment against Mr. Quilliam for amounts due under both Notes on the theory of fraudulent inducement and/or fraudulent misrepresentation. We are defending the lawsuit vigorously.

In July 2012, we filed a lawsuit against Earll Excavations, Inc. (“EEI”) and William Earll (“Earll”) in Owyhee County, Idaho seeking damages of $2,000,000. In the lawsuit, we contend that EEI failed to complete improvements to the Sinker Tunnel and construction of our metallurgical laboratory complex in accordance with the contracts. Our lawsuit also seeks damages for Earll’s and EEI’s breach of a confidentiality agreement, breach of an implied covenant of good faith and fair dealing, and for slander. At about the same time that we filed our lawsuit, EEI filed suit against us in Owyhee County, Idaho. EEI’s lawsuit seeks damages of $477,783 for amounts that EEI contends it is owed for construction services performed on the Sinker Tunnel, construction services performed on the Diamond Creek Mill, hauling services, and road maintenance, as well as managerial services provided to Diamond Creek Mill. We dispute the claims of EEI and intend to defend its suit, and prosecute our claims, vigorously.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2013, we issued shares of Class A Common Stock in the following transactions:

•

25,175,615 shares of Class A Common Stock upon conversion of promissory notes with a principal balance of $316,624, plus accrued interest thereon.

•

18,579,497 shares of Class A Common Stock were issued to various vendors for consulting services valued at $367,111.

•

43,309,499 shares of Class A Common Stock valued at $1,100,061 were issued in payment of compensation.

•

12,000,000 shares of Class A Common Stock valued at $294,000 were issued in payment of compensation for GoldLand Officers.

•

320,731 shares of Class A Common Stock valued at $7,697 were issued in payment of interest.

During the three months ended March 31, 2013, we issued $263,241of our 7% two year convertible promissory notes and $38,500 of our 8% one year promissory notes to various investors.  Each note is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

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

SILVER FALCON MINING, INC.
Date: May 16, 2013	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: May 16, 2013	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)