Form 10-K/A
period 2012-12-31
Silver Falcon Mining, Inc.
filed 2013-08-09
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 2

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

1001 3Rd. Ave, W., Bradenton, FL 34205

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

EXPLANATORY NOTE

Silver Falcon Mining, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the period ended December 31, 2012, for the purpose of making some changes which the Company agreed to make in response to a comment letter received from the Securities and Exchange Commission.  Specifically, the amendment amends: Items 1 and 7 to conform certain terminology about its mining operations to Industry Guide 7; Item 1A to add a risk factor concerning the interests of certain minority owners in certain tracts of land on which the Company conducts mining operations; Item 3 to update legal proceedings; Item 7 to add more detail about how future revenues will be affected by completion of our leaching facility and metallurgical lab, to add data about the amount of tailings transported and processed, and amount of gold and silver extracted therefrom; Item 7 to discuss the effect of certain defaults on our liquidity and the status of our efforts to raise capital; Item 9A to discuss our disclosure controls and procedures; Item 12 to change our disclosure of beneficial ownership to disclose the total votes held by each person listed.  Finally, where appropriate, the Amendment changes the address of the Company to its current address, which changed since the original filing.

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

Description of Milling Process

We have installed a mill at the foot of War Eagle Mountain which is capable of processing 100 tons of raw material per day using a chemical free process.  When fully complete, a total of five circuits at the mill will ultimately produce gold and silver bullion as follows:

•

Raw material arrives at the mill by truck from the mountain and is weighed and stacked on site in piles clearly identified as to source. The raw material is then loaded into a crushing and sorting circuit consisting of 3 crushers, conveyors and screens which reduces the raw material to 5/16" pebbles or smaller.

•

The crushed raw material is brought into the mill via conveyor, weighed and mixed with water in a steel ball mill to produce a liquid slurry which is strained through a <20 mm mesh screen. The slurry water bearing precious metals is then pumped into a Falcon Concentrator, which is basically an inverted rubber bell that spins at a high rate of speed. The concentrator forces the heavy particles in the slurry up the sides of the bell, where the heavier metals exit as a paste.  This paste is sent to a riffles table where a divider allows the precious metals thus separated to go to a concentrate tank for settling.  The cloudy water is sent to the clarifier which removes 97% of the clear and settled water out of the feed and sends it to the water storage to be reused, while the sediments are sent to a floatation circuit where the remaining precious metal is then extracted as concentrate and stored for future use through our permitted and soon to be built leaching line.  The water thus provided is stored in our underground storage tanks and is recycled continuously, thus requiring only a small amount of water to make up for losses due to evaporation and spillage.

•

The concentrate will then enter our leaching process where the heavy metals (gold, silver, titanium, etc.) are separated from other substances and deposited in sealed containers.  The final product is then dried, assayed and sent to our metallurgical lab for purification and the pouring of bullion dore bars.

Proposed Leaching Facility

We plan to begin construction of a chemical leaching facility in the Spring of 2013 after we have obtained the financing necessary to complete our precious metals extraction facility. We decided to construct a chemical leaching facility based on assays of the 35,000 tons of raw material fed to the mill since the opening, which indicated that a material amount of the gold and silver in the tailings were not being separated using our existing gravity separation process because the gold and silver was chemically bound to less valuable rock.  We expect that the facility will cost about $2 million, and will take about one year to complete.  After the leaching facility is complete, our mill will be modified to route the raw material through the gravity circuit then through the floatation circuit then to the leaching facility and finally to our metallurgical lab in one continuous loop. The lab will enable us to process the gold and silver in our concentrate into bullion dore bars, which will then be assayed and shipped to our contracted refiner for final processing to the level of purity needed to create revenue.  Until our leaching line is commissioned, we are smelting our concentrate into dore bars after an onerous and time consuming partial separation of the precious metals from the sulphides to which they are bound by nature. The concentrate that we cannot process in our temporary smelter due to capacity constraints will be stockpiled until our leaching line is operational.

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

Markets and Major Customers

Our original plan was to process the raw material and ore we mine into concentrate and then contract with a refinery to refine the bullion concentrate and purchase any resulting minerals at market prices, less a commission.  While there are a number of refiners which will refine concentrate on a contract basis, our current plan is to construct our own smelting operation to convert our concentrate into bullion dore bars, and then ship the bullion dore bars to a refinery for final processing.  Operating our own smelting operation will allow us to control the processing of our minerals better, including the ability to more precisely assay our production before it is shipped to a third party for final processing.  Under our lease agreement with GoldLand, we are obligated to pay a royalty of 15% of any amounts we receive from the refinery resulting from ore produced from tailing piles on the premises or through shafts or adits located on the premises.

Seasonality of Business

Weather conditions will not affect our ability to mine raw material or ore from our property.  Generally, from November to April of each year the road leading to the top of the mountain property is impassable because of snow. However, during the Winter months we plan to transport raw material and ore from the Sinker Tunnel, which is open year round.  Under our exploration permit, we plan to mine and deliver more raw material and ore to the mill to ensure a steady stream of revenues throughout the year.

Operational Risks

Mining involves a high degree of risk, which a combination of experience, knowledge and careful evaluation may not be able to overcome.  Mining involves the risk that fires, shaft collapses, flooding, equipment failure, human error and other circumstances may cause significant injury to persons or property, and may affect our ability to extract mined raw material or ore from our properties without significant additional capital expenditures. In such event, substantial liabilities to third parties or governmental entities may be incurred, the satisfaction of which could substantially reduce available cash and possibly result in loss of our leased mining properties. Such hazards may also cause damage to or destruction of our mine shafts, producing formations, production facilities, storage and transportation facilities, or other processing facilities.

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

Environmental

General. Mining operations on War Eagle Mountain are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The extraction of raw material or ore is subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installing and operating mining facilities.

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

We Need Additional Capital To Finance Our Mining Operations And We Expect To Obtain It On Terms That Dilute Existing Shareholders

While we have already begun processing tailings left from prior mining operations, we will need to raise substantial new capital before we can process higher quality raw material or ore instead of tailings. Costs of completing the exploration work will largely consist of drilling in the Sinker Tunnel and on the mountain to build a 3-D picture of War Eagle Mountain, along with engineering work. We will need to raise an indeterminate amount to complete improvements to access raw ore veins inside the mountain based on the findings and recommendations of the engineers and geologists involved. The prior issuance of shares and convertible notes to finance our mining operations has resulted in substantial dilution to shareholders and we expect the future issuance of shares and convertible notes will result in additional, substantial dilution to existing shareholders.

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

Our Directors Have A Material Conflict of Interest With Respect To A Royalty Interest In The Sinker Tunnel.

One of our directors, Pierre Quilliam, controls an entity that owns a 7.5% royalty in the Sinker Tunnel.  Under the royalty, we are obligated to pay two entities, one of which is controlled by Mr. Quilliam, an aggregate royalty of 15% of the net smelter return or net refinery return of any ore which originates, terminates or was gained access through the Sinker Tunnel or the grounds of the Sinker Tunnel complex.  As a result, Mr. Quilliam’s financial interest in our use of the Sinker Tunnel may cause him to favor use of the Sinker Tunnel to extract raw material from War Eagle Mountain over alternative methods that might be more cost effective.

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

•

the cost of exploring for, producing and processing raw material or mineral ore;

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

We May Be Required to Share Any Profits Derived From Properties In Which Goldland Does Not Own 100% Fee Title.

Goldland only owns a 29.166% undivided interest in 71.82 acres of land on War Eagle Mountain.  Under Idaho law, a joint owner of land is required to pay the other joint owners of the land their pro rata share of any revenues that the joint owner derives from the property, less operating costs that are incurred.  We do not have any agreement with the other joint owners of the 71.82 acres of land on War Eagle Mountain regarding the allocation of revenues between the 71.82 acres in which they have an interest and the other acreage we own or lease on War Eagle Mountain, or the determination and allocation of costs properly chargeable against revenues allocated to their interests. Goldland likewise does not have any agreement with the joint owners of the property.  Furthermore, existing case law provides little guidance on these issues.  We believe that under applicable law we would not be responsible for sharing a portion of our profits from such acreage with the other joint owners (but that Goldland could be responsible for sharing a portion of its lease revenues from such property).   However, the law in this area is not well-developed and there is a risk that a court would hold that we have an obligation to share revenues from our mining operations with the other joint owners in the properties.  In addition, other joint owners may have the right to conduct their own mining operations on the jointly owned properties, which could interfere with our own mining activities.  Accordingly, there is a possibility that we may get into disputes with the majority owners of the 71.82 acres of land on War Eagle Mountain, which could adversely affect our profitability.  We have attempted to locate the joint owners to arrange the purchase of their interests in the land, but have been unable to locate all joint owners and have been unable to negotiate agreements with the joint owners we have located.  Because we have not generated a profit from our operations on War Eagle Mountain, and because we believe that only Goldland and not us has potential liability to the joint owners, we have not accrued any liability to the joint owners in our financial statements.

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

In July 2012, we filed a lawsuit against Earll Excavations, Inc. (“EEI”) and William Earll (“Earll”) in Owyee County, Idaho seeking damages of $2,000,000.  In the lawsuit, we contend that EEI failed to complete improvements to the Sinker Tunnel and construction of our metallurgical laboratory complex in accordance with the contracts.  Our lawsuit also seeks damages for Earll’s and EEI’s breach of a confidentiality agreement, breach of an implied covenant of good faith and fair dealing, and for slander.  At about the same time that we filed our lawsuit, EEI filed suit against us in Owyee County, Idaho.  EEI’s lawsuit seeks damages of $477,783.42 for amounts that EEI contends it is owed for construction services performed on the Sinker Tunnel, construction services performed on the Diamond Creek Mill, hauling services, and road maintenance services, as well as managerial services provided to Diamond Creek Mill.  We dispute the claims of EEI and intend to defend its suit, and prosecute our claims, vigorously.  In June 2013, we were notified that a Default Judgment and Decree of Foreclosure (the “Judgment”) has been entered by this action by the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee.  The Judgment grants a judgment against us in favor of the plaintiff in the amount of $567,743.56, plus post-judgment interest at the rate of 5.25% per annum.  The Judgment also holds that the plaintiff has a first lien our Diamond Creek Mill site in Owyhee County, Idaho to secure an indebtedness of $289,648.30, plus post-judgment interest.  The Judgment further orders that a sheriff’s sale be held of such property.  Finally, the Judgment dismisses our counterclaims against the plaintiff and William Earll with prejudice.  We have retained new counsel to file a motion to vacate the Judgment, and believes it will be vacated.  In the event we are not able to vacate the Judgment, the Registrant will need to raise capital to pay the Judgment.

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

Start-up Phase

Our initial phase involved completing construction of a mill, and using the mill to process tailings left over from prior mining operations.  We were successful in our negotiations to purchase a parcel of land about half way between Highway 78 and the Sinker Tunnel entrance where we have constructed our mill.  We closed on the purchase of this site in December 2009.  We have purchased all of the milling equipment we need, which is currently installed and operating in Murphy, Idaho.  As the mill is up and running, we plan to haul sufficient dump material, leftover from 6 prior mill sites on the mountain, during the summer months, to our mill site for processing during the summer and winter.  Our testing indicates that, as a result of milling techniques used in the 1800’s which failed to extract all of the gold and silver from the raw material , there are sufficient quantities of gold and silver remaining in the dump material to justify further processing.  We elected to build the mill on private property that we own, rather than BLM property, because of lower reclamation costs, even though the offsite property will entail higher transportation costs. In early 2011, we began construction of a metallurgical lab at our mill site.  A temporary smelter became operational in July 2011, although we still need to complete a building to house the smelter and lab. In the Fall of 2013, we plan to install a chemical leaching facility at our mill site in order to improve the yields from our raw material .

The installation and startup of the mill and the working capital to begin transport of raw material to the mill for processing has necessitated an investment of approximately $3.46 million, as follows:

•

The purchase and the preparation of property for mill use cost about $549,375;

•

The installation and certification of the mill cost about $517,283;

•

Completing the purchase mill equipment cost about $1,617,368;

•

Moving raw material to stockpile at the mill in 2010 cost about $352,911;

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

We need approximately $1,900,000 in capital to complete the start-up phase , of which about $1,800,000 is attributable to working capital and $100,000 is the estimated cost of completing our permanent metallurgical lab.  In addition, we estimate that our leaching facility will cost an estimated $2,000,000.

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

Development Phase

The development phase involves transitioning the mine from processing tailings leftover from prior mining activities to extracting and processing raw material or ore from the mountain, assuming that the exploration phase demonstrates that there are economically viable reserves in War Eagle Mountain.  We believe that full scale mining of raw material or ore will be profitable. In particular, historical records of mining on the site, and subsequent reports of the geology of the mountain, indicate that veins containing gold and silver extend much further vertically than could be mined when the site was last mined in the 1880’s.  In addition, historical records indicate that gold and silver exists in the veins in sufficient densities to warrant mining using modern extraction and milling techniques.  The scope of the development phase will depend on the outcome of the exploration phase, which is designed to test the accuracy of our analysis. The development phase will not take place unless that exploration phase demonstrates that there are reserves in War Eagle Mountain that can be extracted and processed in an economically viable fashion. Our goal is to develop a drilling program that reaches as many reserves as possible at the lowest cost.  Among the improvements to the mine site that we anticipate making in the development phase are:

•

We plan to connect the mine shafts on the top of the mountain to the Sinker Tunnel in order to provide drainage to those shafts;

•

We plan to install a transportation system in the Sinker Tunnel (either tire mounted trams, narrow gauge railway, or conveyor system) to move raw material or ore out of the Sinker Tunnel for transport to our mill site; and

•

Additional improvements include housing, storage, food preparation facilities, generators for power, etc.

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

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including our success in the commencement of mining operations, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from raw material or ore derived from our mining operations.

Results of Operations

Fiscal Years ended December 31, 2012 and 2011

We are in the exploration stage and generated revenues of $162,141 in the year ended December 31, 2012 and $174,002 in the year ended December 31, 2011.  Our revenues in the year ended December 31, 2012 are not representative of our revenues in the future. Our primary operations consist of processing tailing from our mine site at the mill, and our ancillary operations consist of exploring War Eagle Mountain to evaluate and prove up its reserves.  Our analysis indicates that we can profitably process tailings left from prior mining operations if we have the proper infrastructure to extract the minerals from the tailings.   In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to smelt our concentrate.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars in limited quantities to a refiner on a regular basis.  We expect to report increased revenues from our milling operation when our metallurgical lab and our leaching facility are completed.  The leaching facility will increase the percentage of valuable minerals that are extracted from the raw materials, and the completion of the metallurgical lab will increase the rate at which we can complete dore bars for shipment to refiners. Until the metallurgical lab and leaching facility are completed, our revenues may not differ materially from what we generated in 2012.

Below are some metrics that are relevant to our current operations:

•

In 2011, we transported 15,231 tons of tailings to our mill.  In 2012, we decided not to transport tailings and focus our resources on completing our metallurgical lab, floatation circuit and leaching circuit which will increase our recoveries.

•

In 2012 and 2011, we processed 12,039 and 11,988 tons of tailings, respectively, through our mill circuit into concentrate. We have stockpiled most of the concentrate until it can be processed in our metallurgical lab.  In addition to concentrate, the processed tailings have been stockpiled for further processing through the planned leaching circuit.

•

In 2011, our refiner extracted 100.698 ounces of gold and 190.534 ounces of silver.  The average price per ounce was $1,665.64 for gold and $33.878 for silver.

•

In 2012, our refiner extracted 98.33 ounces of gold and 80.776 ounces of silver.  The average price per ounce was $1,623.28 for gold and $33.25 for silver.

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

•

Exploration expenses were $28,248 in 2012 as compared to $1,362,022 in 2011 as a result of decreased activity developing and refurbishing the Sinker Tunnel;

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

We will need substantial capital over the next year.  We project that we will need about $1,900,000 of working capital pending the building of a leaching unit, about $2,000,000 to build a leaching unit to improve the yields from our tailings, and about $10,000,000 to complete the exploration phase.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature over the next two years.  As of December 31, 2012, we had the following debts that mature in the near future:

•

$2,299,160 in two year notes payable, of which $1,891,932 is due during 2013.  As of July 1, 2013, we had failed to pay all interest owed on the notes, and we are in default thereunder.  We do not face any legal action from any of the note holders at this time;

•

$472,083 owed to Iliad Research & Trading, LP, which requires monthly payments of $47,208.33 per month, plus the amount of accrued interest on the note. As of July 1, 2013, we were not in default to Iliad;

•

$717,640 owed to JMJ Financial, consisting of one note for $315,000 which provides for payment of all principal and interest owed on December 4, 2013, and another note for $525,000 which provides for payment of all principal and interest owed on January 12, 2014.  As of July 1, 2013, we had failed to honor several conversion requests submitted by JMJ Financial, and as a consequence JMJ Financial has accelerated the maturity of its notes.  Our obligation to JMJ Financial is currently in litigation.

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

As of March 31, 2013, We currently are obligated to issue approximately 127 million shares of Class A Common Stock upon conversion of outstanding notes.  Our contingent obligation to issue new shares of Class A Common Stock, combined with our plans to issue shares of Class A Common Stock to satisfy certain recurring liabilities, may impair our ability to raise capital by issuing shares of Class A Common Stock or securities convertible into Class A Common Stock, because future investors may be worried about future dilution.

Notwithstanding the fact that we are able to satisfy many of our liabilities by the issuance of shares, there are still many liabilities and capital expenditures that we cannot satisfy through the issuance of shares, including most of the construction cost to complete our metallurgical lab and leaching facility.  We are actively seeking investment banking professionals to assist us in raising capital as well as advice on how we can be restructured to make the company sufficiently attractive to induce new investors to provide the capital we need.  In the event we are not able to raise new cash capital, we will not be able to complete our business plan, and may be forced to consider a sale of the entire company.

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

Our chief executive officer and chief financial officer concluded that such controls and procedures were effective, despite a prior failure to disclose a legal matter involving an officer and director, because the legal item was ultimately uncovered and reported on a voluntary basis, and because the failure to disclose the legal matter was determined to be the result of an honest misunderstanding by a layman about the legal effect of a document that by its nature is unlikely to be repeated.

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

Mr. Christian Quilliam is the son of Mr. and Mrs. Quilliam.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f), except as disclosed above.

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

	Class A Shares		Class B Shares		Total Votes
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Aggregate No. of Votes (1)	% of Total Votes (1)
Denise Quilliam (2)(3)(13)	22,651,932	2.5%	4,719,044	29.7%	211,413,692	13.9%

Christian Quilliam (4)(13)	72,599,884	8.1%	3,246,875	20.5%	202,474,884	13.2%

Pierre Quilliam (2)(5)(13)	103,969,866	11.6%	1,519,500	9.6%	164,749,866	10.8%

Thomas C. Ridenour (6)(13)	100,916,028	11.2%	1,500,000	9.5%	160,916,028	10.5%

Paul Parliament (7)(13)	67,191,248	7.6%	1,500,000	9.5%	127,191,248	8.2%

Allan Breitkreuz (8)(13)	26,655,057	3.0%	1,500,000	9.5%	86,655,057	5.7%

New Vision Financial, Ltd. (9) Akara Bldg 24 De Castro Street Wickhams Cay British Virgin Islands	79,860,946	8.9%	-	0.0%	79,860,946	5.2%

Lewis Georges (10)(13)	9,540,847	1.1%	1,500,000	9.5%	69,540,847	4.6%

Pascale Tutt (11)(13)	16,298,428	1.8%	-	0.0%	16,298,428	1.1%

All Officers and Directors as a Group	419,823,290	42.8%	15,485,419	97.6%	1,039,240,050	64.3%

(1)

Based upon Based upon 885,664,295 shares of Class A Common Stock issued and outstanding as of March 15, 2013, each of which is entitled to one vote per share, and 15,865,419 shares of Class B Common Stock issued and outstanding as of March 15, 2013, each of which is entitled to forty (40) votes per share.

(2)

Pierre Quilliam and Denise Quilliam are married.

(3)

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

(4)

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

(10)

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

(13)

1001 3rd Ave., W., Bradenton, Florida 34209.

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

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent.  As this time, we have two independent directors, Lewis Georges and Paul Parliament.  Our other directors are not independent.

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

SILVER FALCON MINING, INC.
Dated: August 9, 2013	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: August 9, 2013	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: August 9, 2013	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: August 9, 2013	/s/ Lewis Georges
Lewis Georges, Director

Dated: August 9, 2013	/s/ Denise Quilliam
Denise Quilliam, Director

Dated: August 9, 2013	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director

Dated: August 9, 2013	/s/ Thomas C. Ridenour
Thomas C. Ridenour, Chief Financial Officer and Director

Dated: August 9, 2013	/s/ Allan Breitkreuz
Allan Breitkreuz, Vice President and Director

Dated: August 9, 2013	/s/ Paul Parliament
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