Form 10-Q
period 2013-06-30
Silver Falcon Mining, Inc.
filed 2013-08-19
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

1001 3rd Ave., W., Bradenton, Florida 34205

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,143,546,541 and 21,253,180 shares of Class A Common Stock and Class B Common Stock, respectively, as of July 24, 2013.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

29

Item 4.  Controls and Procedures.

29

PART II.  OTHER INFORMATION.

29

Item 1.  Legal Proceedings.

30

Item 1A.  Risk Factors.

30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

31

Item 3.  Defaults upon Senior Securities.

31

Item 4. Mine Safety Disclosures.

32

Item 5.  Other Information.

32

Item 6.  Exhibits.

32

SIGNATURES

33

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

JUNE 30, 2013 AND DECEMBER 31, 2012

	JUNE 30, 2013	DECEMBER 31, 2012
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 64,735	$ 3,141
Inventories	2,538,929	2,618,655
Due from related parties, net of amounts due to related parties	324,538	823,244
Total current assets	2,928,202	3,445,040

Mill equipment, net of accumulated depreciation of $1,341,848 and $1,131,849, respectively (see Note 4)	816,823	990,233
Properties	2,850,073	2,842,253
Prepaid expenses (see Notes 5 and 8)	700,104	312,183
Other assets	22,795	9,900
Total Assets	$ 7,317,997	$ 7,599,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 835,542	$ 936,456
Payroll liabilities	273,422	187,142
Accrued compensation	305,250	-
Accrued interest	140,462	74,199
Notes payable - current portion (see Note 3)	2,593,362	2,906,605
Total current liabilities	4,148,038	4,104,402

Notes payable (see Note 3)	195,001	407,228
Total liabilities	4,343,039	4,511,630

STOCKHOLDERS' DEFICIT
Common stock, Class A, par value $0.0001, 10,000,000,000 shares authorized, 1,093,207,935 and 815,008,857, issued and outstanding, respectively	109,320	81,501
Common stock, Class B, par value $0.0001, 250,000,000 shares authorized, 21,253,180 and 15,865,419 issued and outstanding, respectively	2,126	1,587
Additional paid in capital	50,231,875	45,781,931
Accumulated deficit	(47,368,363)	(42,777,040)
	2,974,958	3,087,979
Total liabilities and stockholders' deficit	$ 7,317,997	$ 7,599,609

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2013

(UNAUDITED)

	2013	2012	Cumulative from Inception

Revenue	$ 20,702	$ 75,254	$ 359,805

Expenses
Consulting fees	$ 1,118,073	$ 1,555,870	$ 17,594,641
Exploration and development	93,037	1,664	2,580,779
Mill operating expenses	220,213	144,298	2,234,747
Property lease fees	500,000	500,000	1,750,000
Compensation expense	65,183	220,691	2,842,365
Stock compensation expense	873,168	917,151	10,266,053
Depreciation expense	210,000	192,684	1,341,849
General and administrative	783,253	579,312	5,196,486
	3,862,927	4,111,670	43,806,920

Loss from operations	(3,842,225)	(4,036,416)	(43,447,115)

Interest expense	(425,672)	(154,359)	(1,508,823)
Debt conversion expense	(323,426)	(2,056,627)	(2,412,425)

Net Loss	$ (4,591,323)	$ (6,247,402)	$ (47,368,363)

Net loss per common share - basic and diluted	$ -	$ (0.01)	(0.14)

Weighted average number of common shares outstanding – basic and diluted	958,546,802	616,820,040	333,860,732

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2013

(UNAUDITED)

	2013	2012

Revenue	$ 20,702	$ 16,255

Expenses
Consulting fees	$ 797,654	$ 391,090
Exploration and development	23,685	286
Mill operating expenses	83,086	71,437
Property lease fees	250,000	250,000
Compensation expense	33,782	116,047
Stock compensation expense	445,039	458,576
Depreciation expense	105,000	96,341
General and administrative	458,857	307,737
	2,197,103	1,691,514

Loss from operations	(2,176,401)	(1,675,259)

Interest expense	(154,614)	(89,928)
Debt conversion expense	(232,155)	(588,701)

Net Loss	$ (2,563,170)	$ (2,353,888)

Net loss per common share - basic and diluted	$ -	$ -

Weighted average number of common shares outstanding – basic and diluted	1,033,932,301	647,990,623

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2013

(UNAUDITED)

	2013	2012	Cumulative from Inception
Cash flows from operating activities
Net Loss	$ (4,591,323)	$ (6,247,402)	$ (47,368,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for consulting services	1,153,720	1,547,236	21,785,538
Issuance of common stock for compensation	1,321,122	1,834,302	6,868,631
Issuance of common stock for related party	294,000	1,534,854	1,951,979
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	7,697	133,335	203,992
Issuance of common stock for rent	-	113,600	1,315,730
Depreciation and amortization	387,625	240,915	1,728,397
Debt conversion expense	323,426	2,056,627	2,412,425
Options granted	-	-	3,845,375
Increase (decrease) in operating assets and liabilities:
Inventories	-	(488,587)	(2,618,655)
Prepaid expenses	(387,921)	(966,451)	(700,104)
Due from related party	498,706	(1,043,809)	(324,538)
Other assets	66,831	-	61,931
Accounts payable and accrued expenses	(100,914)	(206,854)	1,145,847
Accrued interest	230,758	(89,947)	361,335
Accrued payroll and payroll liabilities	391,530	60,359	2,073,593
Net cash used in operating activities	(404,743)	(1,521,822)	(7,243,837)

Cash flows from investing activities
Purchase of equipment	(36,589)	(759)	(2,133,845)
Purchase of mill and mining properties	(7,820)	(71,661)	(2,095,985)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	(44,409)	(72,420)	(4,190,050)

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2013

(UNAUDITED)

(continued)

	2013	2012	Cumulative from Inception
Cash flows from financing activities
Proceeds from notes payable	546,746	1,629,342	11,680,713
Proceeds from sale of common stock	-	65,667	140,667
Purchase of common stock	-	-	(63,000)
Repayments of notes payable	(36,000)	(89,485)	(259,758)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	-	-	(338,113)
Net cash provided by financing activities	510,746	1,605,524	11,498,622

Net increase in cash	61,594	11,282	64,735

Cash - beginning of year	3,141	-	-
Cash - end of year	$ 64,735	$ 11,282	$ 64,735

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS	2013	2012	Cumulative from Inception

Shares issued for notes payable conversions	1,378,337	3,663,267	8,855,057
Shares issued for accrued compensation	-	-	1,494,921
Shares issued for rent	-	113,600	453,600
Shares issued for interest	7,697	133,335	203,992
Shares issued for related party	294,000	1,534,854	1,951,979
Shares issued for acquisition	-	-	355,085
Shares issued for purchase mining properties	-	-	754,089
Shares issued for compensation	1,321,122	1,834,302	6,868,631

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

	COMMON STOCK	COMMON STOCK		ADDITIONAL
	SERIES A	SERIES B		PAID IN		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2012	815,008,857	$ 81,501	15,865,419	$ 1,587	$ 45,781,931	$ (42,777,040)	$ 3,087,979

Issuance of common stock for services	96,211,520	9,621	-	-	1,144,099	-	1,153,720
Issuance of common stock for related party	12,000,000	1,200	-	-	292,800	-	294,000
Issuance of common stock for interest	320,731	32	-	-	7,665	-	7,697
Issuance of common stock for notes payable conversions	120,692,026	12,069	-	-	1,366,268	-	1,378,337
Issuance of common stock for compensation	54,362,562	5,436	-	-	1,315,686	-	1,321,122
Conversion of Class A to Class B common stock	(5,387,761)	(539)	5,387,761	539			-
Beneficial conversion and debt issue costs			-	-	323,426	-	323,426
Net loss	-	-	-	-	-	(4,591,323)	(4,591,323)

Balance as of June 30, 2013	1,093,207,935	$ 109,320	21,253,180	$ 2,126	$ 50,231,875	$ (47,368,363)	$ 2,974,958

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Sales of all metals products sold directly to refiners, including by-product metals, are recorded as revenues when the refiner pay us for the metals derived from our shipments to the refiner. Revenue is recognized, net of treatment and refining charges, from a sale when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price has been received.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Inventories

Inventories are stated at the lower of average costs incurred or estimated net realizable value. Inventories include metals product inventory, which is determined by the stage at which the minerals are in the production process (stockpiled minerals, work in process and finished goods).

Stockpiled inventory represents minerals that have been hauled to our mill site for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpiled mineral tonnages are verified by periodic surveys. Costs are allocated to a stockpile based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the minerals, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

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

Finished goods inventory includes bullion dore and concentrates at our operations, bullion dore in transit to refiners and bullion dore in our accounts at refineries. Inventories are valued at the lower of full cost of production or net realizable value based on current metals prices.

At the present time, our inventories consist of the historical cost of transporting raw materials from our mine site to our mill site for further processing and a proportionate amount of our direct mill operating expenses based on the amount of time that the mill is operational in the period.  All other direct mill operating expenses are expensed as incurred.

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

Proven and Probable Reserves

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

Impairment of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any.  An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during mineral processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.  Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

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

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss).  We had no accruals for closure costs, reclamation and environmental matters for operating and non-operating properties at June 30, 2013.

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

NOTE 3 – NOTES PAYABLE

7% Two Year Notes

As of June 30, 2013, we had outstanding $1,565,219 of two-year promissory notes that we have issued to various investors starting in 2011.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.007 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from July 22, 2013 to June 27, 2015.  During the three months ended June 30, 2013, we issued $245,005 of new notes.

During the three months ended June 30, 2013, we issued 63,310,933 shares of our Class A Common Stock upon conversion of notes payable with an aggregate principal amount of $730,005.  These conversions were at prices lower than the conversion price at the date of issuance.  The conversion of the notes at discounts to their stated conversion prices resulted in the recognition of an additional expense of $232,155 and a corresponding increase to paid in capital.

8% Notes

As of June 30, 2013, we had outstanding $339,682 of two-year promissory notes that we have issued to various investors starting in 2012.  Interest accrues on the notes at the rate of 8% per year, and is payable monthly.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0162 to $0.031 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from January 18, 2014 to September 6, 2014.  $301,182 of the notes were issued in 2012 and mature two years after the date of issuance.  During the three months ended March 31, 2013, we issued $38,500 of new notes that mature one year after the date of issuance.  The notes are also convertible into gold at the market price at the option of the lender.

The maturities of 7% and 8% notes payable are as follows:

2013	$ 273,000
2014	1,292,660
2015	339,241
Total	1,904,901

Less current maturities	(1,709,900)
Long term debt	$ 195,001

Land Purchase Note

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  The balance due on the note at June 30, 2013 was $157,485.  We are in default on the payment due January 1, 2013.

Iliad Research & Trading, LP Convertible Note

On March 30, 2012 we issued a convertible promissory note to Iliad Research & Trading, LP (“Iliad”) in the original principal amount of $566,500.  Our net proceeds were $500,000, after deducting original issue discount of $51,500 and attorney’s fees and costs of the investor of $15,000.  The note bears interest at 8% per annum, and is payable in twelve monthly installments beginning on October 1, 2012 and continuing for each of the next eleven calendar months.  Each monthly payment will be equal to $47,208.33, plus any accrued and unpaid interest as of the installment date.  Any installment payment may be either cash or shares of common stock, at our election, except that we may not pay less than six of the twelve installments in shares of common stock.  Also, of the first six installment payments not less than three must be in shares of common stock, and of the last six installment payments not less than three must be in shares of common stock.  If we make an installment payment in cash that we are required to make in shares of common stock, then we will be required to pay a 25% penalty on the amount of the installment payment.  The note is convertible into shares of Class A Common Stock at $0.04 per share, subject to adjustment downward under certain circumstances defined in the note.  During the three months ended June 30, 2013, we issued 32,205,478 shares of our Class A Common Stock payment of principal and interest of $254,417 and $23,149, respectively.

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

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of June 30, 2013.

Mill equipment	$ 1,981,354
Vehicles	177,317
Accumulated depreciation	(1,341,848)
Net	$ 816,823

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

During the six months ended June 30, 2013, we issued 12,000,000 shares valued at $294,000 to various officers of Goldland (who are also our officers) to pay compensation that will be owed to them by Goldland for the 2013 fiscal year.  The value of the shares issued by us was recorded as an amount due to us by Goldland.

As of June 30, 2013 and December 31, 2012, Goldland owed us $982,447 and $1,187,282 respectively.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, our chairman and chief executive officer, has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at June 30, 2013 and December 31, 2012 was $248,651 and $156,713, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to various mill operating costs.  In addition, we owe Bisell Investments of Florida, Inc. $280,387.  Mr. Quilliam is President of Bisell Investments of Florida, Inc.

Thomas C. Ridenour, our chief financial officer and a director, has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Ridenour at June 30, 2013 and December 31, 2012 was $85,280 and $45,378, respectively.

Christian Quilliam, our chief operating officer and a director, has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at June 30, 2013 and December 31, 2012 was $43,592 and $26,176, respectively.

Paul Parliament, one of our directors, has invested an aggregate $645,006 in our 7% two year notes, of which $570,005 was invested by The Parliament Corporation and $75,001 was invested by Mr. Parliament. Of the amounts invested by The Parliament Corporation, $500,000 was invested in 2012 and $70,005 was invested in the quarter ending June 30, 2013.  The amount invested by Mr. Parliament was invested in the quarter ending March 31, 2013.  Mr. Parliament and The Parliament Corporation converted all but $20,001 of the notes into 55,469,183 shares of Class A Common Stock in the quarter ending June 30, 2013.  The notes were converted into Class A Common Stock at the market price of the Class A Common Stock on the date of conversion, which was $0.0115, which was less than the conversion price stated in the notes.

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

In July 2012, we filed a lawsuit against Earll Excavations, Inc. (“EEI”) and William Earll (“Earll”) in Owyhee County, Idaho seeking damages of $2,000,000. In the lawsuit, we contend that EEI failed to complete improvements to the Sinker

Tunnel and construction of our metallurgical laboratory complex in accordance with the contracts. Our lawsuit also seeks damages for Earll’s and EEI’s breach of a confidentiality agreement, breach of an implied covenant of good faith and fair dealing, and for slander. At about the same time that we filed our lawsuit, EEI filed suit against us in Owyhee County, Idaho. EEI’s lawsuit seeks damages of $477,783 for amounts that EEI contends it is owed for construction services performed on the Sinker Tunnel, construction services performed on the Diamond Creek Mill, hauling services, and road maintenance, as well as managerial services provided to Diamond Creek Mill. In June 2013, we were notified that a Default Judgment and Decree of Foreclosure (the “Judgment”) had been entered in the lawsuit by the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee.  The Judgment granted a judgment against us in favor of EEI in the amount of $567,743.56, plus post-judgment interest at the rate of 5.25% per annum.  The Judgment also held that EEI had a first lien our Diamond Creek Mill site in Owyhee County, Idaho to secure an indebtedness of $289,648.30, plus post-judgment interest.  The Judgment further ordered that a sheriff’s sale be held of such property.  Finally, the Judgment dismissed our counterclaims against EEI and Earll with prejudice.  We retained new counsel who filed a motion to vacate the Judgment. On July 17, 2013, the court revoked and set aside the Judgment.  As a result, we plan to continue vigorously defending the action as well as our claims against EEI and Earll.

NOTE 8 - CAPITAL STOCK

We are authorized to issue 10,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 250,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of June 30, 2013, there were 1,093,207,935 and 21,253,180 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the three months ended June 30, 2013, we issued shares of Class A Common Stock and Class B Common Stock in the following transactions:

•

63,310,933 shares of Class A Common Stock upon conversion of 7% two year promissory notes with a principal balance of $730,005, plus accrued interest thereon.

•

32,205,478 shares of Class A Common Stock upon conversion of convertible notes held by Iliad Research & Trading, LP.

•

1,000,000 shares of Class A Common Stock to two consultants.

•

11,053,063 shares of Class A Common Stock valued at $221,061 were issued in payment of compensation to officers.

•

898,687 shares of Class A Common Stock were issued for investor relations services.

•

5,387,761 shares of Class B Common Stock were issued to New Vision Financial, Ltd. in exchange for 5,387,761 shares of Class A Common Stock.

•

756,733,336 shares of Class A Common Stock under our stock compensation plan.

As of June 30, 2013, the Company had outstanding notes payable to various investors in the original principal amount of $2,943,272.  All of the notes are convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.005 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from July 22, 2013 to June 27, 2015.  At June 30, 2013, an aggregate of 144,167,951 shares of Class A Common Stock were issuable upon conversion of the notes.

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

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($4,591,323) for the six months ended June 30, 2013.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

During July 2013, we issued shares of Class A Common Stock in the following transactions:

•

46,197,047 shares of Class A Common Stock to various vendors for consulting services valued at $197,546.

•

4,141,559 shares of Class A Common Stock upon conversion of notes payable with a aggregate principal amount of at $20,000.

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

Start-up Phase

Our initial phase involved completing construction of a mill, and using the mill to process tailings left over from prior mining operations.  We were successful in our negotiations to purchase a parcel of land about half way between Highway 78 and the Sinker Tunnel entrance where we have constructed our mill.  We closed on the purchase of this site in December 2009.  We have purchased all of the milling equipment we need, which is currently installed and operating in Murphy, Idaho.  As the mill is up and running, we plan to haul sufficient dump material, leftover from 6 prior mill sites on the mountain, during the summer months, to our mill site for processing during the summer and winter.  Our testing indicates that, as a result of milling techniques used in the 1800’s which failed to extract all of the gold and silver from the raw materials, there are sufficient quantities of gold and silver remaining in the dump material to justify further processing.  We elected to build the mill on private property that we own, rather than BLM property, because of lower reclamation costs, even though the offsite property will entail higher transportation costs. In early 2011, we began construction of a metallurgical lab at our mill site.  A temporary smelter became operational in July 2011, although we still need to complete a building to house the smelter and lab. In the Fall of 2013, we plan to install a chemical leaching facility at our mill site in order to improve the yields from our raw material.

The installation and startup of the mill and the working capital to begin transport of raw materials to the mill for processing has necessitated an investment of approximately $3.46 million, as follows:

•

The purchase and the preparation of property for mill use cost about $549,375;

•

The installation and certification of the mill cost about $517,283;

•

Completing the purchase mill equipment cost about $1,617,368;

•

Moving raw materials to stockpile at the mill in 2010 cost about $352,911;

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

We need approximately $1,900,000 in capital to complete the start-up phase, of which about $1,800,000 is attributable to working capital and $100,000 is the estimated cost of completing our permanent metallurgical lab.  In addition, we estimate that our leaching facility will cost an estimated $2,000,000.

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

Development Phase

The development phase involves transitioning the mine from processing tailings leftover from prior mining activities to extracting and processing raw material from the mountain, assuming that the exploration phase demonstrates that there are economically viable reserves in War Eagle Mountain.  We believe that full scale mining of raw material or ore will be profitable. In particular, historical records of mining on the site, and subsequent reports of the geology of the mountain, indicate that veins containing gold and silver extend much further vertically than could be mined when the site was last mined in the 1880’s.  In addition, historical records indicate that gold and silver exists in the veins in sufficient densities to warrant mining using modern extraction and milling techniques.  The scope of the development phase will depend on the outcome of the exploration phase, which is designed to test the accuracy of our analysis.  The development phase will not take place unless that exploration phase demonstrates that there are reserves in War Eagle Mountain that can be extracted and processed in an economically viable fashion. Our goal is to develop a drilling program that reaches as many reserves as possible at the lowest cost.  Among the improvements to the mine site that we anticipate making in the development phase are:

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

Results of Operations

Six months ended June 30, 2013 and 2012

We are in the exploration stage and generated revenues of $20,702 and $75,254 in the six months ended June 30, 2013 and 2012, respectively.  Our revenues in the six months ended June 30, 2013 are not representative of our revenues in the future.  Our primary operations consist of processing tailing from our mine site at the mill, and our ancillary operations consist of exploring War Eagle Mountain to evaluate and prove up its reserves.  Our analysis indicates that we can profitably process tailings left from prior mining operations if we have the proper infrastructure to extract the minerals from the tailings. In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to smelt our concentrate.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars in limited quantities to a refiner on a regular basis.  We expect to report increased revenues from our milling operation when our metallurgical lab and our leaching facility are completed.  The leaching facility will increase the percentage of valuable minerals that are extracted from the raw materials, and the completion of the metallurgical lab will increase the rate at which we can complete dore bars for shipment to refiners. Until the metallurgical lab and leaching facility are completed, our revenues may not differ materially from what we have generated to date in 2013.

Below are some metrics that are relevant to our current operations:

•

In the six months ending June 30, 2012 and June 30, 2013, we did not transport any tailings to our mill.  In 2013, we decided not to transport tailings and focus our resources on completing our metallurgical lab, floatation circuit and leaching circuit which will increase our recoveries.

•

In the six months ending June 30, 2012 and 2013, we processed 10,920 and 0 tons of tailings, respectively, through our mill circuit into concentrate. We have stockpiled most of the concentrate until it can be processed in our metallurgical lab.  In addition to concentrate, the processed tailings have been stockpiled for further processing through the planned leaching circuit.

•

In the six months ending June 30, 2012, our refiner extracted 99.64 ounces of gold and 186.95 ounces of silver.

•

In the six months ending June 30, 2013, our refiner extracted 11.83 ounces of gold and 68.31 ounces of silver.

We reported losses from operations during the six months ended June 30, 2013 and 2012 of ($3,842,225) and ($4,036,416), respectively.  The decreased loss in 2013 as compared to 2012 was attributable to the following factors:

•

Consulting fees decreased from $1,555,870 in 2012 to $1,118,073 in 2013 as a result of decreased use of consultants in 2013.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2013	2012

Shareholder relations services	56,730	42,000
Locating and due diligence services on future acquisition opportunities	621,033	563,000
Legal services	51,000	36,320
Advice on debt and equity capital raising	427,090	945,000

•

Compensation expense decreased from $220,691 in 2012 to $65,183 as a result of a reduction of payroll during the period.

•

Depreciation expense increased from $192,684 in 2012 to $210,000 in 2013 as a result of the acquisition of equipment to be used in our operations.

•

Exploration costs increased from $1,664 in 2012 to $93,037 in 2013 as a result of increased work on the Sinker Tunnel.

•

Lease payment fees remained the same at $500,000 in 2012 and $500,000 in 2013.

•

Stock compensation expense declined slightly from $917,151 in 2012 to $873,168 in 2013.

•

Mill operating expenses increased from $144,298 in 2012 to $220,213 in 2013.  We began capitalizing certain operating costs in the fourth quarter of 2011 and continued until the third quarter of 2012.

•

General and administrative expenses increased to $783,253 in 2013 as compared to $579,312 in 2012 as a result of decreased expenses related to the new mill operations offset by compensation expense accruals.

We reported net losses during the six months ended June 30, 2013 and 2012 of ($4,591,323) and ($6,247,402), respectively.  The decreased loss in 2013 as compared to 2012 was largely attributable to lower debt conversion expenses in 2013 of $323,426, as compared to $2,056,627 in 2012, and by a decrease in the loss from operations, offset by an increase in interest expense resulting from higher levels of interest bearing debt in 2013 and additional interest fees on the Iliad note.  In particular, interest expense increased from $154,359 in 2012 to $425,672 in 2013.

Three months ended June 30, 2013 and 2012

We are in the exploration stage and generated revenues of $20,702 and $16,255 in the three months ended June 30, 2013 and 2012, respectively.  Our revenues in the three months ended June 30, 2013 are not representative of our revenues in the future.  Our primary operations consist of processing tailing from our mine site at the mill, and our ancillary operations consist of exploring War Eagle Mountain to evaluate and prove up its reserves.  Our analysis indicates that we can profitably process tailings left from prior mining operations if we have the proper infrastructure to extract the minerals from the tailings. In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to smelt our concentrate.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars in limited quantities to a refiner on a regular basis.  We expect to report increased revenues from our milling operation when our metallurgical lab and our leaching facility are completed.  The leaching facility will increase the percentage of valuable minerals that are extracted from the raw materials, and the completion of the metallurgical lab will increase the rate at which we can complete dore bars for shipment to refiners. Until the metallurgical lab and leaching facility are completed, our revenues may not differ materially from what we have generated to date in 2012.

Below are some metrics that are relevant to our current operations:

•

In the three months ending June 30, 2012 and 2013, we did not transport any tailings to our mill.  In 2013, we decided not to transport tailings and focus our resources on completing our metallurgical lab, floatation circuit and leaching circuit which will increase our recoveries.

•

In the three months ending June 30, 2012 and 2013, we processed 10,920 and 0 tons of tailings, respectively, through our mill circuit into concentrate. We have stockpiled most of the concentrate until it can be processed in our metallurgical lab.  In addition to concentrate, the processed tailings have been stockpiled for further processing through the planned leaching circuit.

•

In the three months ending June 30, 2012, our refiner extracted 28.44 ounces of gold and 36.25 ounces of silver.

•

In the three months ending June 30, 2013, our refiner extracted 11.63 ounces of gold and 68.31 ounces of silver.

We reported losses from operations during the three months ended June 30, 2013 and 2012 of ($2,176,401) and ($1,675,259), respectively.  The increased loss in 2013 as compared to 2012 was attributable to the following factors:

•

Consulting fees increased from $391,090 in 2012 to $797,654 in 2013 as a result of increased use of consultants in 2013.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2013	2012

Shareholder relations services	31,119	21,000
Locating and due diligence services on future acquisition opportunities	328,400	3,200
Legal services	-	-

Advice on debt and equity capital raising	427,090	385,000

•

Compensation expense decreased from $116,047 in 2012 to $33,782 as a result of a reduction of payroll during the quarter.

•

Depreciation expense increased from $96,341 in 2012 to $105,000 in 2013 as a result of the acquisition of equipment to be used in our operations.

•

Exploration and development costs increased from $286 in 2012 to $23,685 in 2013 as a result of increased work on the Sinker Tunnel.

•

Lease payment fees remained the same at $250,000 in 2012 and $250,000 in 2013.

•

Stock compensation expense declined slightly from $458,576 in 2012 to $445,039 in 2013.

•

Mill operating expenses increased from $71,437 in 2012 to $83,086 in 2013.  We began capitalizing certain operating costs in the fourth quarter of 2011 and continued until the third quarter of 2012.

•

General and administrative expenses increased to $458,857 in 2013 as compared to $307,737 in 2012 as a result decreased expenses related to the new mill operations offset by compensation expense accruals.

We reported net losses during the three months ended June 30, 2013 and 2012 of ($2,563,170) and ($2,353,888), respectively.  The increased loss in 2013 as compared to 2012 was attributable to an increase in the loss from operations, offset by lower debt conversion expenses in 2013 of $232,155, as compared to $588,701 in 2012 and an increase in interest expense resulting from higher levels of interest bearing debt in 2013 and additional interest fees on the Iliad note.  In particular, interest expense increased from $89,928 in 2012 to $154,614 in 2013.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2012 and 2013:

	Three months ended June 30,
	2012	2013
Net cash provided by (used) in operating activities	$ (1,521,822)	$ (404,743)
Net cash provided by (used) in investing activities	(72,420)	(44,409)
Net cash provided by (used) in financing activities	1,605,524	510,746
Net (decrease) increase in unrestricted cash and cash equivalents	$ 11,282	$ 61,594

Comparison of 2013 and 2012

In the six months ended June 30, 2013 and 2012, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($404,743) of cash in 2013, as compared to ($1,521,822) of cash in 2012.  Major non-cash items that affected our cash flow from operations in 2013 were non-cash charges of $387,625 for depreciation and amortization, non-cash debt conversion costs of $323,426, $1,153,720 for the value of common stock issued for services, and $1,321,122 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of $1,000,687, most of which resulted from an increase in prepaid expenses of ($387,921), an increase in payroll liabilities of $391,530, an decrease in due from related parties of $792,706 and accrued interest of $230,758.

Major non-cash items that affected our cash flow from operations in 2012 were non-cash charges of $240,915 for depreciation and amortization, non-cash debt conversion costs of $2,056,627 and $1,547,236 for the value of common stock issued for services and $1,834,302 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of $953,500, most of which resulted from an increase in prepaid expenses of ($966,451), an increase in due from related party of ($491,045) and an increase in accrued payroll of $60,359, offset by a reduction of ($206,854) of accounts payable and accrued expenses.

Investing activities used ($72,420) of cash in 2012, as compared to ($44,409) of cash in 2013.  The decrease in cash used in investing activities was attributable to lower expenditures for equipment and improvements to our mining property.

Financing activities supplied $1,605,524 of cash in 2012 as compared to $510,746 of cash in 2013.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2012, we issued $1,629,342 in notes, as compared to 2013 when we issued $546,746 of notes.

Liquidity

Our balance sheet as of June 30, 2013 reflects current assets of $2,928,202, current liabilities of $4,148,038, and working capital deficit of ($1,219,836).

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

As of June 30, 2013, we had the following debts that mature in the near future:

•

$1,904,901 in two year notes payable, of which $1,709,900 is due within one year of June 30, 2013.  As of July 1, 2013, we had failed to pay all interest owed on the notes, and we are in default thereunder.  We do not face any legal action from any of the note holders at this time;

•

$163,246 owed to Iliad Research & Trading, LP, which requires monthly payments of $47,208.33 per month, plus the amount of accrued interest on the note. As of July 1, 2013, we were not in default to Iliad;

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

As of June 30, 2013, we are obligated to issue approximately 144 million shares of Class A Common Stock upon conversion of outstanding notes.  Our contingent obligation to issue new shares of Class A Common Stock, combined with our plans to issue shares of Class A Common Stock to satisfy certain recurring liabilities, may impair our ability to raise capital by issuing shares of Class A Common Stock or securities convertible into Class A Common Stock, because future investors may be worried about future dilution.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the six months ended June 30, 2013, and have minimal revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of convertible notes and to solicit existing convertible note holders to convert their notes into common stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2013, we were notified that a Default Judgment and Decree of Foreclosure (the “Judgment”) had been entered in the lawsuit by the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee.  The Judgment granted a judgment against us in favor of EEI in the amount of $567,743.56, plus post-judgment interest at the rate of 5.25% per annum.  The Judgment also held that EEI had a first lien our Diamond Creek Mill site in Owyhee County, Idaho to secure an indebtedness of $289,648.30, plus post-judgment interest.  The Judgment further ordered that a sheriff’s sale be held of such property.  Finally, the Judgment dismissed our counterclaims against EEI and Earll with prejudice.  We retained new counsel who filed a motion to vacate the Judgment. On July 17, 2013, the court revoked and set aside the Judgment.  As a result, we plan to continue vigorously defending the action as well as our claims against EEI and Earll.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2013, we issued shares of Class A Common Stock and Class B Common Stock in the following transactions:

•

63,310,933 shares of Class A Common Stock upon conversion of 7% two year promissory notes with a principal balance of $730,005, plus accrued interest thereon.

•

32,205,478 shares of Class A Common Stock upon conversion of convertible notes held by Iliad Research & Trading, LP.

•

1,000,000 shares of Class A Common Stock to two consultants.

•

11,053,063 shares of Class A Common Stock valued at $221,061 were issued in payment of compensation to officers.

•

898,687 shares of Class A Common Stock were issued for investor relations services.

•

5,387,761 shares of Class B Common Stock were issued to New Vision Financial, Ltd. in exchange for 5,387,761 shares of Class A Common Stock.

During the three months ended June 30, 2013, we issued $245,005 of our 7% two year convertible promissory notes to various investors.  Each note is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

The shares and notes were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of June 30, 2013, we were indebted under a promissory note dated December 3, 2009 in the original principal amount of $225,000, which is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  As of June 30, 2013, we had not paid the installment due on January 1, 2013.

As of June 30, 2013, we are indebted to JMJ Financial (“JMJ”) under two convertible promissory notes, one in the original principal amount of $315,000 and the other in the original principal amount of $525,000 (the “Notes”).  On November 30, 2012, JMJ submitted a conversion request for $54,079.20 of indebtedness under one of the Notes, which by JMJ’s calculations would have required us to issue JMJ 3,000,000 shares of Class A Common Stock.  On December 12, 2012, JMJ submitted another conversion request for $52,360 of indebtedness under one of the Notes, which by JMJ’s calculations would have required us to issue JMJ 3,500,000 shares of Class A Common Stock.  We did not honor either conversion request because of our belief that JMJ was impermissibly shorting our Class A Common Stock, and was improperly manipulating the market price of our Class A Common Stock.  On December 17, 2012, JMJ issued us a notice of default.  On December 18, 2012, JMJ sent us a Notice of Acceleration for immediate payment of all amounts due under both Notes.  On December 21, 2012, JMJ filed a lawsuit against us and Pierre Quilliam, our chief executive officer.  The lawsuit seeks a judgment against us for all amounts due under both Notes.

As of June 30, 2013, we were indebted under $1,565,219 principal amount of 7% two year notes. All of the 7% two year notes provide for monthly interest payments, except for $395,000 of notes held by New Vision Financial, Ltd., which provide for annual payments of interest.  As of June 30, 2013, we had not made interest payments that are due on substantially all of the 7% two year notes.

As of June 30, 2013, we were indebted under $339,682 principal amount of 8% two year notes. All of the 8% two year notes provide for monthly interest payments.  As of June 30, 2013, we had not made interest payments that are due on substantially all of the 8% two year notes.

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

SILVER FALCON MINING, INC.
Date: August 19, 2013	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: August 19, 2013	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)