Form 10-Q/A
period 2013-06-30
Silver Falcon Mining, Inc.
filed 2013-08-27
CIK 1464830

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

Explanatory Note:

Silver Falcon Mining, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment") to its Quarterly Report on Form 10-Q for the period ended June 30, 2013, for the purpose of correcting a typographical error in Note 8 to its financial statements regarding the number of shares issued under its stock compensation plan. The original filing stated that 756,733,336 shares were issued, while the correct number was 75,733,336.

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

•

75,733,336 shares of Class A Common Stock under our stock compensation plan.

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

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosures*
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Previously filed on Form 10-Q, August 19, 2013

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER FALCON MINING, INC.
Date: August 27, 2013	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: August 27, 2013	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)