Form 10-K/A
period 2012-12-31
Silver Falcon Mining, Inc.
filed 2013-11-12
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 3

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

EXPLANATORY NOTE

Silver Falcon Mining, Inc. (the “Company”) is filing this Amendment No. 3 (the “Amendment”) to its Annual Report on Form 10-K for the period ended December 31, 2012, for the purpose of making some changes which the Company agreed to make in response to a comment letter received from the Securities and Exchange Commission.  Specifically, the amendment amends the report throughout to replace the term “ore” with “minerals” or “raw material”, and removes the use of the words “development”, “develop” and “production” in most places.  The amendment also amends Item 7 to add additional metrics concerning the production of gold and silver from the Company’s milling operation, and to add additional disclosure about certain notes which are in default.  The amendment also amends the financial statements accordingly, and further clarifies that inventories consist entirely of “work in process.”

PART I

ITEM 1. BUSINESS.

Overview

We were formed in the State of Delaware on October 15, 2007.  On October 15, 2007, we completed a holding company reorganization with Dicut Holdings, Inc. (“Dicut”) pursuant to Section 251(g) of the Delaware General Corporation Law.  Dicut previously operated in the information technology business, but ceased operations in 2005.

On September 14, 2007, GoldLand Holdings Co. (“GoldLand”) acquired an interest in 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres.  On October 11, 2007, we entered into a lease agreement with GoldLand, under which we leased GoldLand’s owned and leased acreage on War Eagle Mountain, Idaho. The lease currently expires on October 1, 2026, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, we are responsible for all mining activities on the land, and we are obligated to make annual lease payments of $1,000,000 per year payable monthly, plus a nonaccountable expense allowance of $10,000 per month for any month in which minerals are mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of minerals produced from tailing piles on the premises or through shafts or adits located on the premises.  Pierre Quilliam, our chairman and chief executive officer, was also the chairman and chief executive officer of GoldLand at the time we entered into the lease.

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

We began actual operations in May 2010. Initially, our operations consisted of processing tailings left on the mine site from prior mining operations, which estimate are about 500,000 tons.  Later, after we complete an exploration program to prove up and locate reserves on our property, and make further capital improvements to the mine site, we plan to begin mining and processing raw minerals .

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

By 1866, all the major mines in the area had been discovered and were being developed. The major mines were the Oro Fino, Cumberland, Poorman, Ida Elmore, Golden Chariot, Minnesota, Mahogany and the Morning Star in Silver City.  There were 12 mills in the area with a total of 132 stamps to pulverize the minerals , separate the metal from the rock and pour the raw metal into rectangular bricks of bullion dore. This bullion was then shipped out of the area, sometimes as far away as Europe, for refining into pure gold and silver.  By the end of 1875, approximately 750,000 ounces of gold equivalent were reportedly extracted from the shafts on War Eagle Mountain.

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

From 1875 through 1899, mining men who had managed and worked in the underground mines and milling operations tried to promote a project that would allow them to recover the remaining submerged gold and silver reserves they knew existed.  Finally, in November 1899, American Smelting and Refining Company (ASARCO) funded the Sinker Tunnel Project. The project objective was to drive a 10 x 10 tunnel from Sinker Creek on the North-East side of War Eagle Mountain, at an elevation of 5200 feet, approximately 2,000 feet below the bottom of the Golden Chariot Shaft. This tunnel was named the Sinker Tunnel, and its intended use was to drain water out of War Eagle Mountain and to haul minerals mined from the veins to the surface for milling.  The cost of the project was about $250,000 (or the equivalent of $25,000,000 today).

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

The mines on War Eagle Mountain were very productive in the first few years because the surface deposits were of extraordinary richness. As the mines got deeper the veins had a smaller yet more consistent amount of minerals in relation to the amount of rock that needed to be removed to expose it. Generally, the value of minerals per ton of rock removed remained consistent from a depth of 150 feet to as deep as any of the mines were worked. This would indicate that the extensions of the veins into the deeper levels, not yet reached by the mine shafts, would contain the same percentage of minerals .

The mines became more expensive to operate as they got deeper. This was not due to a decline in the yield per ton, but due to the increased cost of lifting the minerals and of removing water from deeper shafts.  The removal of ground water in mines is a persistent expense that must be addressed on a daily basis. When a mine doesn't have a lower working level tunnel – like the Sinker Tunnel Complex – that intersects a vertical shaft, the water must be brought to the surface and disposed of no matter what the expense or technical inconvenience if the mine is to continue operating. This increased cost of mining at depth was one of the most significant problems for the mines on War Eagle Mountain.

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

Leased Properties:  GoldLand owns an undivided 29.167% fee title interest in seven properties, and fifteen unpatented lode mining claims, which we lease from GoldLand under a lease dated October 11, 2007.  The lease expires on October 1, 2026, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, we are responsible for all mining activities on the land, and we are obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which minerals are mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of minerals produced from tailing piles on the premises or through shafts or adits located on the premises.  The properties which we lease from GoldLand are listed below:

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

The Sinker Tunnel is burdened by a royalty obligation to Bisell Investments, Inc. and New Vision Financial, Ltd., under which we are obligated to pay each a quarterly royalty of 7.5% of the net smelter return or net refinery return of any minerals which originates, terminates or was gained access through the Sinker Tunnel or the grounds of the Sinker Tunnel complex.  The royalty was originally granted by Mineral Extraction, Inc. to Laoshan Group, LLC, and then acquired by the current owners of it, before we acquired the Sinker Tunnel.

We only own the mineral rights to the Cumberland and Louisiana Lode Claims.  The surface rights were retained by Mineral Extraction, Inc., although we entered into a license agreement with Mineral Extraction, Inc. under which we have the right to use the surface for all purposes related to mining minerals from the claims.

Mill Site: We own 20 acres in Owyhee County at the foot of War Eagle Mountain, where we have offices on site and a milling complex suitable for the present planned operations .

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

The host rock on War Eagle Mountain is granite.  The veins containing gold and silver are primarily filled fissures in the host rock that occur primarily in a north-south direction.  The gold and silver bearing veins of War Eagle Mountain are steeply dipping to subvertical in attitude and are generally oriented in a NS to NW-SE direction.  For example, the Oro Fino/Golden Chariot vein, which is the vein that has been minedand explored the most, occurs at an 8 percent tilt to vertical. The textures, mineralogy and geometry of the veins all indicate that they are "epithermal" deposits. This means that, according to the current interpretations, the minerals were deposited by hydrothermal solutions of “supercritical” very hot, high pressure water that made their way upward through the earth’s crust, depositing the minerals in the loose rock in the fissures.  The richest minerals have been found in mineral shoots, which are places where small cross-fractures intersect the main vein.

Historical records indicate that the Oro Fino Vein system extends at least some 12,000 feet in a north-south direction and has been observed to vary greatly in thickness (from 0.5 ft. to 25 ft.) and mill grades of 0.5 to 1.25 Troy ounces of gold per ton.  Our owned and leased land encompasses about 3,000 feet of the Oro Fino Vein system, but all of the major mine shafts that exist on the system.  Several large pockets of very rich mineral concentrations have been found scattered throughout the mineral shoots. Mill grades at these mineral shoots containing up to 25 Troy ounces per ton have been encountered, with some areas showing grades as high as 90 to 300 oz. gold/ton.

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

Some of the properties have been surveyed by competent professional engineer and surveyors, but we have yet to have the properties evaluated to determine whether any mineral deposits can be mined profitably at current market rates. Therefore, the properties are without known reserves and our proposed mining activities are exploratory in nature at this time.  The most comprehensive survey of the mineralogy of War Eagle Mountain is a report issued by the Idaho Bureau of

Mines and Geology in 1926.  However, the authors of the report did not have access to the flooded mine shafts, and developed their report from visual observation of the surface, reports of past mining activity, and interviews with mining engineers who had previously worked at the site. Other reports include a report prepared in 1928 by Sinker Tunnel Mining Co., which at the time was in the process of refurbishing and extending the Sinker Tunnel, and a report issued by Copper Range Exploration in 1970.  However, the mountain has never been surveyed with a comprehensive scheme of core samples to locate and assess the veins that exist on the mountain.  All representations of potential quantities of minerals are based on historical records which are believed to be accurate, but which may not have been performed pursuant to modern standards for evaluating mineral claims. We plan to start extracting minerals from inside the Sinker tunnel during 2013.

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

•

The crushed raw material is brought into the mill via conveyor, weighed and mixed with water in a steel ball mill to produce a liquid slurry which is strained through a <20 mm mesh screen. The slurry water bearing precious metals is then pumped into a Falcon Concentrator, which is basically an inverted rubber bell that spins at a high rate of speed. The concentrator forces the heavy particles in the slurry up the sides of the bell, where the heavier metals exits as a paste.  This paste is sent to a riffles table where a divider allows the precious metals thus separated to go to a concentrate tank for settling.  The cloudy water is sent to the clarifier which removes 97% of the clear and settled water out of the feed and sends it to the water storage to be reused, while the sediments are sent to a floatation circuit where the remaining precious metal is then extracted as concentrate and stored for future use through our permitted and soon to be built leaching line.  The water thus provided is stored in our underground storage tanks and is recycled continuously, thus requiring only a small amount of water to make up for losses due to evaporation and spillage.

•

The concentrate will then enter our leaching process where the heavy metals (gold, silver, titanium, etc.) are separated from other substances and processed in an electro winning unit which collects the precious metal as a sludge which is collected and deposited in sealed containers.  The final product is then dried, assayed and sent to our metallurgical lab for purification and the pouring of bullion dore bars.

Proposed Leaching Facility

We plan to begin construction of a chemical leaching facility in the spring of 2014 after we have obtained the financing necessary to complete our precious metals extraction facility. We decided to construct a chemical leaching facility based on assays of the 35,000 tons of raw material fed to the mill since the opening, which indicated that a material amount of the gold and silver in the tailings were not being separated using our existing gravity separation process because the gold and silver was chemically bound to less valuable rock.  We expect that the facility will cost about $2 million, and will take about one year to complete.  After the leaching facility is complete, our mill will be modified to route the raw material through the gravity circuit then through the floatation circuit then to the leaching facility and finally to our metallurgical lab in one continuous loop. The lab will enable us to process the gold and silver in our concentrate into bullion dore bars, which will then be assayed and shipped to our contracted refiner for final processing to the level of purity needed to create revenue.  Until our leaching line is commissioned, we are smelting our concentrate into dore bars after an onerous and time consuming partial separation of the precious metals from the sulphides to which they are bound by nature. The concentrate that we cannot process in our temporary smelter due to capacity constraints will be stockpiled until our leaching line is operational.

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

Markets and Major Customers

Our original plan was to process the raw material and minerals we mine into concentrate and then contract with a refinery to refine the bullion concentrate and purchase any resulting minerals at market prices, less a commission.  While there are a number of refiners which will refine concentrate on a contract basis, our current plan is to construct our own smelting operation to convert our concentrate into bullion dore bars, and then ship the bullion dore bars to a refinery for final processing.  Operating our own smelting operation will allow us to control the processing of our minerals better, including the ability to more precisely assay our minerals before they are shipped to a third party for final processing.  Under our lease agreement with GoldLand, we are obligated to pay a royalty of 15% of any amounts we receive from the refinery resulting from minerals produced from tailing piles on the premises or through shafts or adits located on the premises.

Seasonality of Business

Weather conditions will not affect our ability to mine raw material or minerals from our property.  Generally, from November to April of each year the road leading to the top of the mountain property is impassable because of snow. However, during the winte months we plan to transport raw material and minerals from the Sinker Tunnel, which is open year round.  Under our exploration permit, we plan to mine and deliver more raw material and minerals to the mill to ensure a steady stream of revenues throughout the year.

Operational Risks

Mining involves a high degree of risk, which a combination of experience, knowledge and careful evaluation may not be able to overcome.  Mining involves the risk that fires, shaft collapses, flooding, equipment failure, human error and other circumstances may cause significant injury to persons or property, and may affect our ability to extract mined raw material or minerals from our properties without significant additional capital expenditures. In such event, substantial liabilities to third parties or governmental entities may be incurred, the satisfaction of which could substantially reduce available cash and possibly result in loss of our leased mining properties. Such hazards may also cause damage to or destruction of our mine shafts, producing formations, processing facilities, storage and transportation facilities, or other processing facilities.

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

In addition to existing regulatory requirements, legislation and regulations may be adopted or permit limits reduced at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, processing or exploitation of our properties. Mining accidents and fatalities, whether or not at our mines or related to gold and silver mining, may increase the likelihood of additional regulation or changes in law.

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

From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Changes to the General Mining Law, if adopted, could adversely affect our ability to economically exploit mineral reserves on federal lands. Although we are not currently mining on federal land, exploration and future mining could occur on federal land.

We expect that our operations will comply in all material respects with applicable laws and regulations.  We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the resource industry.

Environmental

General. Mining operations on War Eagle Mountain are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The extraction of raw material or minerals is subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installing and operating mining facilities.

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

Clean Water Act.  The Clean Water Act requires permits for operations that discharge into waters of the United States. Such permitting has been a frequent subject of litigation by environmental advocacy groups, which has resulted, and may in the future result, in declines in such permits or extensive delays in receiving them. This may result in delays in, or in some instances preclude, the commencement or continuation of operations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations could result in the suspension, denial, or revocation of required permits, which could have a material adverse impact on our cash flows, results of operations, or financial condition.

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

Employees and Consultants

At December 31, 2012, we had 21 employees.

We have no collective bargaining agreements with our employees, and believe all consulting and employment agreements relationships are satisfactory.  We hire independent contractors on an as- needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in the mining business.

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

Our Ability To Become Profitable Is Subject To Our Success in the Mining Business, Which Is Subject To Typical Risks In The Mining Business

Our ability to become profitable is subject to the economic risks typically associated with mineral extraction and processing business, including the necessity of making significant expenditures to mine properties and to test potential reserves.  The availability of mining and transportation equipment and the cost of actual mining operations are often uncertain.  In conducting mining activities, the presence of unanticipated irregularities in formations, miscalculations or accidents may cause exploration, development and, if warranted, operating activities to be unsuccessful. This could result in a total loss of our investment.

Shareholders May Suffer Dilution From the Issuance of Common Stock and Convertible Notes To Finance Our Operations

Since we decided to enter the mining business, we have financed the exploitation of our mining operations through the issuance of common stock for services or the issuance of convertible notes for cash.  The amount of common stock and convertible notes that have been issued in the last three years has resulted in substantial dilution to shareholders.  For example, at December 31, 2008, we had outstanding 97,843,962 shares of common stock, of which 49,572,217 shares had been issued in 2008 largely for services, rent and the conversion of notes.  During the year ended December 31, 2009, we issued an additional 71,986,613 shares, largely for services, rent and acquisitions.  During the year ended December 31, 2010, we issued an additional 116,756,429 shares, largely for services, rent and the conversion of notes. During the year ended December 31, 2011, we issued an additional 133,276,364 shares, largely for services, rent and the conversion of notes. During the year ended December 31, 2012, we issued an additional 395,145,489 shares, largely for services, rent and the conversion of notes. At December 31, 2012, we had $3,488,883 in convertible notes outstanding which were convertible into an additional 127,602,591 shares of common stock.

We expect that we will need to continue issuing shares of common stock for services and convertible notes in order to finance the exploitation of our mining properties until our mining operations become self-sustaining.  The future issuance of shares or convertibles will result in additional dilution to existing shareholders which may be substantial.

We Need Additional Capital To Finance Our Mining Operations And We Expect To Obtain It On Terms That Dilute Existing Shareholders

While we have already begun processing tailings left from prior mining operations, we will need to raise substantial new capital before we can process higher quality raw material or minerals instead of tailings. Costs of completing the exploration work will largely consist of drilling in the Sinker Tunnel and on the mountain to build a 3-D picture of War Eagle Mountain, along with engineering work. We will need to raise an indeterminate amount to complete improvements to access raw mineral veins inside the mountain based on the findings and recommendations of the engineers and geologists involved. The prior issuance of shares and convertible notes to finance our mining operations has resulted in substantial dilution to shareholders and we expect the future issuance of shares and convertible notes will result in additional, substantial dilution to existing shareholders.

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

Our Directors Have A Material Conflict of Interest With Respect To A Royalty Interest In The Sinker Tunnel.

One of our directors, Pierre Quilliam, controls an entity that owns a 7.5% royalty in the Sinker Tunnel.  Under the royalty, we are obligated to pay two entities, one of which is controlled by Mr. Quilliam, an aggregate royalty of 15% of the net smelter return or net refinery return of any minerals which originate, terminate or was gained access through the Sinker Tunnel or the grounds of the Sinker Tunnel complex.  As a result, Mr. Quilliam’s financial interest in our use of the Sinker Tunnel may cause him to favor use of the Sinker Tunnel to extract raw material from War Eagle Mountain over alternative methods that might be more cost effective.

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

•

the cost of exploring for, producing and processing raw material or minerals;

•

the rate of decline of existing and new mineral reserves;

•

available transportation capacity;

•

the ability of mineral extraction companies to raise capital;

•

the overall supply and demand for minerals; and

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected operations by changing the amount of funds available to reinvest in exploration and development activities.  Reductions in mineral prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.  We do not currently engage in any hedging program to mitigate our exposure to fluctuations in mineral prices.

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

These occurrences could result in damage to, or destruction of, our properties or processing facilities, personal injury or death, environmental damage, delays in mining or processing, increased processing costs, asset write downs, monetary losses and legal liability, which could have an adverse effect on our results of operations and financial condition and adversely affect our projected development and operation estimates.

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

Our processing costs are also affected by the prices of commodities we consume or use in our operations, such as diesel fuel, lime, sodium cyanide and explosives. The prices of such commodities are influenced by supply and demand trends affecting the mining industry in general and other factors outside our control. Increases in the price for materials consumed in our mining and processing activities could materially and adversely affect our results of operations and financial condition.

Our operations are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed.

In the ordinary course of business we are required to obtain and renew governmental permits for our operations, including in connection with our mining and exploration plans at the War Eagle Mountain and our exploration plan at War Eagle Mountain. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by us. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the permitting authority and intervention by third parties in any required environmental review. We may not be able to obtain or renew permits that are necessary to our operations on a timely basis or at all, and the cost to obtain or renew permits may exceed our estimates. Failure to comply with the terms of our permits may result in injunctions, fines, suspension or revocation of permits and other penalties. We can provide no assurance that we have been, or will at all times, be in full compliance with all of the terms of our permits or that we have all required permits. The costs and delays associated with compliance with these permits and with the permitting process could delay or stop us from executing our War Eagle Mountain project, proceeding with the exploitation of a property or increase the costs of development or processing and may materially adversely affect our business, results of operations or financial condition.

There are uncertainties as to title matters in the mining industry. Any defects in such title could cause us to lose our rights in mineral properties and jeopardize our business operations.

Our mineral properties consist of private mineral rights, leases covering private lands, leases of patented mining claims and unpatented mining claims. Many of our mining properties in the United States are unpatented mining claims located on lands administered by the U.S. Bureau of Land Management (“BLM”), Idaho State Office to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. We believe a substantial portion of all mineral exploitation in the United States now occurs on unpatented mining claims, and this uncertainty is inherent in the mining industry.

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

There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing exploitation programs.

Legislation has been proposed that could, if enacted, significantly affect the cost of our operations on our unpatented mining claims.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on minerals produced from unpatented mining claims. Such proposed legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to economically exploit mineralized material on unpatented mining claims. A majority of our mining claims are on unpatented claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for exploitation of our unpatented mining claims and the economics of our existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

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

The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These climate changes may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These changes in climate could have an impact on the cost of processing at our mines and adversely affect the financial performance of our operations.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of processing. Such shortages could also result in increased construction costs and cause delays in expansion projects.

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

If We Fail To Maintain Adequate Insurance, Our Business Could Be Materially And Adversely Affected.

Our operations are subject to risks typical of the mining industry, such as mine collapses, flooding, explosions, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.  We currently carry general liability and worker’s compensation insurance, but we do not carry insurance against environmental claims.  We consider our coverage adequate for our current operations.  We expect to increase our insurance coverage when we begin mining minerals from the interior of War Eagle Mountain.

Complying With Environmental And Other Government Regulations Could Be Costly And Could Negatively Impact Our Operations, Which Would Adversely Impact Our Royalty Revenues.

The mining business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of any facilities on War Eagle Mountain, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that any operator of mining operations on War Eagle Mountain acquire permits before commencing operations and restrict the substances that can be released into the environment with mining and processing activities. Those laws and regulations could also require substantial and costly improvements to the mining operations to ensure the safety of our workers, and could delay mining activities until those improvements are completed and approved by the appropriate authorities.

Under our lease of War Eagle Mountain, we are primarily responsible for compliance with all laws and regulations applicable to the mining operations, and our failure to comply could result in damages or claims for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties.  We do not currently carry insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time.  While we do not believe we need environmental insurance based on our current operations, we will reconsider our decision to not have environmental coverage prior to the time we begin to mine raw minerals from the interior of War Eagle Mountain. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost, and therefore there is a good possibility that we will not procure insurance for environmental liabilities.  Accordingly, we could be liable, or could be required to cease operation on properties, if environmental damage occurs.

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

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”) and OTCQB.  The OTCBB and OTCQB are networks of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB and OTCQB under the symbol “SFMI.” We anticipate that the market price of our Common Stock will be subject to wide fluctuations in response to several factors, including: our ability to economically exploit our properties successfully; increased competition from competitors; and our financial condition and results of our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

A description of our mining properties is included in Item 1. Description of Business and is incorporated herein by reference.

We have purchased a 20 acres site in Owyhee County at the foot of War Eagle Mountain for an amount of $250,000 payable as follows; $25,000 at purchase and $22,500 per year for the next ten years interest free. We have offices on site and a milling complex suitable for the present planned activities . We are also constructing a metallurgical lab and have received a permit to operate a closed circuit cyanide leaching plant on the property.

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

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which minerals are mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of minerals mined from tailing piles on the premises or through shafts or adits located on the premises.  The lease, as amended, provides that lease payments must commence July 1, 2010.  Effective October 1, 2010, GoldLand agreed to allow us to defer lease payments until December 31, 2011, and to extend the lease term by fifteen months.

On September 21, 2008, we acquired from Mineral Extraction, Inc. all mineral, mining and access rights to two mining claims on War Eagle Mountain, covering 18.877 total acres, as well as claims for four mill site locations and the Sinker Tunnel location.

We began actual operations in May 2010.  Initially, as described below, actual operations consists of processing dump material left on the mine site from prior mining operations.  Later, after we complete an exploration program to prove up and locate reserves on our property, and make further capital improvements to the mine site, we plan to begin mining and processing raw minerals .

Our plan to develop our mining properties into an active mine will take place in three phases.

Start-up Phase

Our initial phase involved completing construction of a mill, and using the mill to process tailings left over from prior mining operations.  We were successful in our negotiations to purchase a parcel of land about half way between Highway 78 and the Sinker Tunnel entrance where we have constructed our mill.  We closed on the purchase of this site in December 2009.  We have purchased all of the milling equipment we need, which is currently installed and operating in Murphy, Idaho.  As the mill is up and running, we plan to haul sufficient dump material, leftover from 6 prior mill sites on the mountain, during the summer months, to our mill site for processing during the summer and winter.  Our testing indicates that, as a result of milling techniques used in the 1800’s which failed to extract all of the gold and silver from the raw material, there are sufficient quantities of gold and silver remaining in the dump material to justify further processing.  We elected to build the mill on private property that we own, rather than BLM property, because of lower reclamation costs, even though the offsite property will entail higher transportation costs. In early 2011, we began construction of a metallurgical lab at our mill site.  A temporary smelter became operational in July 2011, although we still need to complete a building to house the smelter and lab. In the fall of 2013, we plan to install a chemical leaching facility at our mill site in order to improve the yields from our raw material.

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

Exploration Phase

During 2010, we substantially revised the scope and cost of our exploration phase.  Our exploration phase refers to a program to prove up and locate reserves on our property. We need to obtain a satisfactory estimate of the remaining reserves on the property and their location in order to devise a comprehensive plan for the full development of the mine site.  The program will involve building a three dimensional map of War Eagle Mountain showing the precise location of veins, shafts and tunnels.  Through exploratory drilling and core sampling, we hope to obtain as much information as possible about the location, thickness and quality of the vein systems near the main shafts, and later throughout the entire mountain.  The map will be a valuable tool in analyzing the extent of the remaining reserves, mineralization trends, and other pertinent geological and mining information.  The most significant change to the exploration phase contemplates a more comprehensive set of core samples, both from the surface of the mountain and from the inside of the mountain using the Sinker Tunnel, and associated costs, including locating drilling equipment at the site, and logistical costs for the crew, such as vehicles, meals, shelter on the mountain, and accommodations for a geologist, field technician and drill crew.  We decided to expand the scope of the exploration phase in order to obtain a National Instrument 43-101, which is a report developed by the Canadian Securities Administrators for mining companies.  A National Instrument 43-101 is necessary for listing our common stock on any exchange overseen by the Canadian Securities Authority, including the Toronto Stock Exchange.

Another aspect of the exploration phase will involve devising a plan to use the Sinker Tunnel to mine the interior of the mountain on a year round basis.  The plan will involve accessing and draining the mine shafts on the top of the mountain from the Sinker Tunnel, as well as relocating and collaring old shafts on the mountain.  We estimate that the exploration phase will take about 18 months from mid-April 2013, and will cost approximately $10,000,000.  We began preliminary work on the exploration phase in mid-2010.

Development Phase

The development phase involves transitioning the mine from processing tailings leftover from prior mining activities to extracting and processing raw material or minerals from the mountain, assuming that the exploration phase demonstrates that there are economically viable reserves in War Eagle Mountain.  We believe that full scale mining of raw material or minerals will be profitable. In particular, historical records of mining on the site, and subsequent reports of the geology of the mountain, indicate that veins containing gold and silver extend much further vertically than could be mined when the site was last mined in the 1880’s.  In addition, historical records indicate that gold and silver exists in the veins in sufficient densities to warrant mining using modern extraction and milling techniques.  The scope of the development phase will depend on the outcome of the exploration phase, which is designed to test the accuracy of our analysis.  The development phase will not take place unless that exploration phase demonstrates that there are reserves in War Eagle Mountain that can be extracted and processed in an economically viable fashion. Our goal is to devise a drilling program that reaches as many reserves as possible at the lowest cost.  Among the improvements to the mine site that we anticipate making in the development phase are:

•

We plan to connect the mine shafts on the top of the mountain to the Sinker Tunnel in order to provide drainage to those shafts;

•

We plan to install a transportation system in the Sinker Tunnel (either tire mounted trams, narrow gauge railway, or conveyor system) to move raw material or minerals out of the Sinker Tunnel for transport to our mill site; and

•

Additional improvements include housing, storage, food preparation facilities, generators for power, etc.

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

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, including our success in the commencement of mining operations, as well as economic, political, and regulatory developments and fluctuations in the market prices of minerals processed from raw material or minerals derived from our mining operations.

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

•

In 2012 and 2011, the average grade of the tailings input into our mill was as follows:

Mineral Grade	2012	2011
Gold ounces per ton	0.14	0.14
Silver ounces per ton	0.53	0.53

•

In 2012 and 2011, we shipped 12.6496 pounds and 20.3557 pounds, respectively, of Dore bars for refining, which had an average grade as follows:

Dore Grade	2012	2011
Gold/Troy ounces per pound	7.77	4.96
Silver/Troy ounces per pound	6.39	9.36

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

We will need substantial capital over the next year.  We project that we will need about $1,900,000 of working capital pending the building of a leaching unit, about $2,000,000 to build a leaching unit to improve the yields from our tailings, and about $10,000,000 to complete the exploration phase.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature over the next two years.  As of December 31, 2012, we had the following debts that mature in the near future:

•

$2,299,160 in two year notes payable, of which $1,891,932 is due during 2013.  As of July 1, 2013, we had failed to pay all interest owed on the notes, and we are in default thereunder.  We do not face any legal action from any of the note holders at this time, and we do not have any formal agreement to waive our default thereunder;

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

As of March 31, 2013, we are obligated to issue approximately 127 million shares of Class A Common Stock upon conversion of outstanding notes.  Our contingent obligation to issue new shares of Class A Common Stock, combined with our plans to issue shares of Class A Common Stock to satisfy certain recurring liabilities, may impair our ability to raise capital by issuing shares of Class A Common Stock or securities convertible into Class A Common Stock, because future investors may be worried about future dilution.

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

ITEM 9A (T). CONTROLS AND PROCEDURES.

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

Thomas C. Ridenour has been our Chief Financial Officer since June 2010.  Mr. Ridenour has been a principal of Ridenour and Associates, LLC, an accounting consulting firm providing CFO services to small public and private companies, since 2002.  From 2000 to 2002, Mr. Ridenour served as Senior Vice President and Chief Financial Officer of Health Watch, Inc., a software technology company.  Prior to joining Health Watch, Mr. Ridenour served as Senior Vice President and Chief Financial Officer of Nationwide Credit, Inc., a receivables management company, from 1998 to 2000. From 1983 to 1998, Mr. Ridenour served in various financial management roles at American Security Group, a financial services company, Primerica Financial Services, Inc., a financial services company, and Southmark Corporation, a real estate service and development company.  Mr. Ridenour is a CPA and holds a B.S. Accounting degree from the University of South Carolina.

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

	Class A Shares		Class B Shares		Total Votes
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Aggregate No. of Votes (1)	% of Total Votes (1)
Denise Quilliam (2)(3)(13)	22,651,932	2.5%	4,719,044	29.7%	211,413,692	13.9%

Christian Quilliam (4)(13)	72,599,884	8.1%	3,246,875	20.5%	202,474,884	13.2%

Pierre Quilliam (2)(5)(13)	103,969,866	11.6%	1,519,500	9.6%	164,749,866	10.8%

Thomas C. Ridenour (6)(13)	100,916,028	11.2%	1,500,000	9.5%	160,916,028	10.5%

Paul Parliament (7)(13)	67,191,248	7.6%	1,500,000	9.5%	127,191,248	8.2%

Allan Breitkreuz (8)(13)	26,655,057	3.0%	1,500,000	9.5%	86,655,057	5.7%

New Vision Financial, Ltd. (9) 60 Market Square P.O. Box 364 Belize City, Belize	79,860,946	8.9%	-	0.0%	79,860,946	5.2%

Lewis Georges (10)(13)	9,540,847	1.1%	1,500,000	9.5%	69,540,847	4.6%

Pascale Tutt (11)(13)	16,298,428	1.8%	-	0.0%	16,298,428	1.1%

All Officers and Directors as a Group	419,823,290	42.8%	15,485,419	97.6%	1,039,240,050	64.3%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Goldland Transactions

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which minerals are mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of minerals mined from tailing piles on the premises or through shafts or adits located on the premises.  We have entered into various amendments to the lease which deferred lease payments and extended the lease term for an equal amount of time. The lease currently expires on October 1, 2026, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  All of the officers and directors of GoldLand are also officers and directors of us.

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

Sinker Tunnel Royalty

Under an agreement dated July 14, 2006 entered into by a prior owner of the Sinker Tunnel location, we are obligated to pay Bisell Investments, Inc. (“Bisell”) and New Vision Financial, Ltd. (“New Vision”) a total of 15% of the net smelter return or net refinery return of any minerals which originate, terminate or was gained access through the Sinker Tunnel or the grounds of the Sinker Tunnel complex. New Vision is a significant stockholder of us.  Pierre Quilliam controls Bisell.

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

As of March 31, 2013, Paul Parliament or the The Parliament Corporation held $575,000 of convertible notes, of which $250,000 were purchased before he became a director and $325,000 were purchased in December 2012 and the first quarter of 2013 while he was a director.

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

10.8	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)

10.9	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.10	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.11	2010 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.12	Form of Stock Option Agreement (incorporated by reference to Registration Statement on Form S-8 filed November 16, 2010)
10.13	Amendment to Amendment to Lease dated March 24, 2011 ((Incorporated by reference to the Form 10-K/A filed November 30, 2011)
10.14	Investment Agreement with Centurion Private Equity, LLC dated April 5, 2011 (Incorporated by reference to the Form 8-K filed April 11, 2011)
10.15	Registration Rights Agreement with Centurion Private Equity, LLC dated April 5, 2011 (Incorporated by reference to the Form 8-K filed April 11, 2011)
10.16	2011 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed August 24, 2011)
10.17	Form on Stock Payment Agreement (incorporated by reference to Registration Statement on Form S-8 filed August 24, 2011)
10.18	2012 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed July 9, 2012)
10.19	2012 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed July 9, 2012)
10.20	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated April 12, 2013 (incorporated by reference to Form 10-K filed on April 12, 2013)
10.21	Securities Purchase Agreement dated March 30, 2012 by and between Silver Falcon Mining, Inc. and Iliad Research and Trading, LP (incorporated by reference to the Form 8-K filed April 10, 2012)
10.22	Promissory Note payable to Iliad Research and Trading, LP dated March 30, 2012 (incorporated by reference to the Form 8-K filed April 10, 2012)
10.23	Transfer Agent Instructions dated March 30, 2012 (incorporated by reference to the Form 8-K filed April 10, 2012)
10.24	Securities Purchase Agreement dated June 4, 2012 by and between Silver Falcon Mining, Inc. and JMJ Financial (incorporated by reference to the Form 8-K filed June 8, 2012)

10.25	Representations and Warranties Agreement dated June 4, 2012 by and between Silver Falcon Mining, Inc. and JMJ Financial (incorporated by reference to the Form 8-K filed June 8, 2012)
10.26	Secured Convertible Promissory Note dated June 4, 2012 by and between Silver Falcon Mining, Inc. and JMJ Financial (incorporated by reference to the Form 8-K filed June 8, 2012)
10.27	Additional Default Provisions dated June 4, 2012 by and between Silver Falcon Mining, Inc. and JMJ Financial (incorporated by reference to the Form 8-K filed June 8, 2012)
10.28	Common Stock Purchase Warrant dated June 4, 2012 by and between Silver Falcon Mining, Inc. and JMJ Financial (incorporated by reference to the Form 8-K filed June 8, 2012)
10.29	Common Stock Purchase Warrant dated June 4, 2012 by and between Silver Falcon Mining, Inc. and Iliad Research and Trading, LP (incorporated by reference to the Form 8-K filed June 8, 2012)

10.30	Securities Purchase Agreement dated July 12, 2012 by and between Silver Falcon Mining, Inc. and JMJ Financial (incorporated by reference to the Form 8-K filed July 18, 2012)
10.31	Representations and Warranties Agreement dated July 12, 2012 by and between Silver Falcon Mining, Inc. and JMJ Financial (incorporated by reference to the Form 8-K filed July 18, 2012)
10.32	Secured Convertible Promissory Note dated July 12, 2012 by and between Silver Falcon Mining, Inc. and JMJ Financial (incorporated by reference to the Form 8-K filed July 18, 2012)
10.33	Additional Default Provisions dated July 12, 2012 by and between Silver Falcon Mining, Inc. and JMJ Financial (incorporated by reference to the Form 8-K filed July 18, 2012)
10.34	Common Stock Purchase Warrant dated July 12, 2012 by and between Silver Falcon Mining, Inc. and JMJ Financial (incorporated by reference to the Form 8-K filed July 18, 2012)
10.35	Registration Rights Agreement dated July 12, 2012 by and between Silver Falcon Mining, Inc. and JMJ Financial (incorporated by reference to the Form 8-K filed July 18, 2012)
14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21	Subsidiaries of Registrant (incorporated by reference to Form 10-K filed on April 12, 2013)
23*	Consent of W.T. Uniack & Co. CPA's P.C.
31.1*	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine safety information listed in Section 1503 of the Dodd-Frank Act (incorporated by reference to Form 10-K filed on April 12, 2013)

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SILVER FALCON MINING, INC.
Dated: November 5, 2013	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: November 5, 2013	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: November 5, 2013	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: November 5, 2013	/s/ Lewis Georges
Lewis Georges, Director

Dated: November 5, 2013	/s/ Denise Quilliam
Denise Quilliam, Director

Dated: November 5, 2013	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director

Dated: November 5, 2013	/s/ Thomas C. Ridenour
Thomas C. Ridenour, Chief Financial Officer and Director

Dated: November__, 2013
Allan Breitkreuz, Vice President and Director

Dated: November 5, 2013	/s/ Paul Parliament
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

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Alpharetta, Georgia

April 8, 2013

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2012 and 2011

ASSETS	2012	2011
Cash and cash equivalents	$ 3,141	$ -
Inventories, work in process	2,618,655	1,772,252
Due from related party (see Note 9)	823,244	404,779
Total current assets	3,445,040	2,177,031

Prepaid expenses (see Note 6)	312,183	327,183
Mill and mining Properties (see Note 4)	2,842,253	2,504,422
Mill Equipment, net of accumulated depreciation of $1,131,849 and $737,741 (see Note 5)	990,233	1,202,668
Other assets	9,900	31,000

Total Assets	$ 7,599,609	$ 6,242,304

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 936,456	$ 949,504
Accrued interest	74,199	129,568
Accrued compensation	-	-
Payroll liabilities	187,142	66,334
Due to related party	-	-
Notes payable – current	2,906,605	1,691,867
Director’s loan	-	-
Total current liabilities	4,104,402	2,837,273

Notes payable (see Note 7)	407,228	2,857,004
Total liabilities	4,511,630	5,694,277

Stockholders' equity:
Class A Common Stock, par value $0.0001 10,000,000,000 shares authorized, 815,008,857 and 419,863,368 shares issued and outstanding at December 31, 2012 and 2011, respectively	81,501	41,986
Class B Common stock, par value $0.0001, 250,000,000 shares authorized, 15,865,419 and 5,365,419 shares issued and outstanding at December 31, 2012 and 2011	1,587	537
Additional paid in capital	45,781,931	30,327,054
Accumulated deficit	(42,777,040)	(29,821,550)
Total stockholders' deficit	3,087,979	548,027

Total Liabilities and Stockholders' Deficit	$ 7,599,609	$ 6,242,304

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2012

	2012	2011	Cumulative from Inception

Revenue	$ 162,141	$ 174,002	$ 339,103

Expenses

Consulting fees	$ 3,042,689	$ 4,163,376	$ 16,476,568
Exploration and improvement	28,248	1,362,022	2,487,742
Mill operating expenses	665,572	512,453	2,014,534
Property lease fees	1,000,000	-	1,250,000
Compensation expense	414,005	729,288	2,777,182
Stock compensation expense	4,122,143	4,107,200	9,392,885
Depreciation expense	394,108	345,441	1,131,849
General and administrative	929,054	977,008	4,413,233
	10,595,819	12,196,788	39,943,993

Loss from operations	(10,433,678)	(12,022,786)	(39,604,890)
Debt conversion expense	(2,088,999)	-	(2,088,999)
Interest expense	(432,813)	(248,085)	(1,083,151)

Net Loss	$ (12,955,490)	$ (12,270,871)	$ (42,777,040)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.04)	(0.16)

Weighted average number of common shares outstanding – basic and diluted	662,554,744	332,290,119	274,984,486

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

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2012

	2012	2011	Cumulative from Inception

Cash flows from operating activities

Net Loss	$ (12,955,490)	$ (12,270,871)	$ (42,777,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	2,872,931	5,643,059	20,631,818
Issuance of common stock for compensation	3,272,772	2,274,737	5,547,509
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	133,335	12,960	196,295
Issuance of common stock for rent	113,600	340,000	1,315,730
Issuance of common stock for related party	1,657,979	-	1,657,979
Debt conversion expense	2,088,999	-	2,088,999
Options granted	849,371	1,832,462	3,845,375
Depreciation	394,108	345,442	1,131,849
Amortization	208,923	-	208,923
Increase (decrease) in operating assets and liabilities:
Inventories, work in process	(846,403)	(1,419,341)	(2,618,655)
Prepaid expenses	15,000	387,842	(312,183)
Due from related party	(418,465)	(410,779)	(823,244)
Other assets	21,100	(25,000)	(4,900)
Accounts payable and accrued expenses	(13,048)	639,207	1,246,761
Accrued interest	(14,172)	112,518	130,577
Accrued payroll and payroll liabilities	120,808	803,445	1,682,063
Net cash used in operating activities	(2,498,652)	(1,734,319)	(6,839,094)

Cash flows from investing activities

Purchase of equipment	(181,673)	(277,900)	(2,097,256)
Purchase of or capitalized improvements to mill and mining properties	(337,831)	(732,032)	(2,088,165)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	(519,504)	(1,009,932)	(4,145,641)

Cash flows from financing activities

Proceeds from notes payable	3,129,888	2,683,044	11,133,967
Proceeds from sale of common stock	65,667	-	140,667
Purchase of common stock	-	-	(63,000)
Repayments of notes payable	(174,258)	-	(223,758)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	-	(323)	(338,113)
Net cash provided by financing activities	3,021,297	2,682,721	10,987,876

Net increase in cash	3,141	(61,530)	3,141

Cash - beginning of year	-	61,530	-
Cash - end of year	$ 3,141	$ -	$ 3,141

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

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which minerals are mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of minerals mined from tailing piles on the premises or through shafts or adits located on the premises.  The lease provides that lease payments must commence April 1, 2008, but by agreement with GoldLand we extended the commencement date to July 1, 2010.  On the first quarter of 2011, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  We remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.

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

Inventories

Inventories are stated at the lower of average costs incurred or estimated net realizable value. Inventories include metals product inventory, which is determined by the stage at which the minerals are in processing (stockpiled minerals , work in process and finished goods).

Stockpiled minerals inventory represents minerals that have been hauled our mill site for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile mineral tonnages are verified by periodic surveys. Costs are allocated to a stockpile based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the minerals , including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

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

The Company categorizes all of its inventory as work in process.  The Company processes its inventory into dore bars which its ships to a refiner for final processing, and therefore it never holds finished goods.

At the present time, our inventories consist of the historical cost of transporting raw minerals from our mine site to our milling site for further processing. Until we begin receiving regular revenues from our milling and smelting operations, all milling and smelting costs are expensed as incurred.

Property, Plant and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. The facilities and equipment are depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives.

Costs are capitalized when it has been determined a mineral body can be economically developed as a result of establishing proven and probable reserves. The development stage begins at new projects when our management and/or Board of Directors makes the decision to bring a mine into commercial operation , and ends when the operation stage, or exploitation of reserves, begins.  Expenditures incurred during the development and operation stages for new facilities, new assets or expenditures that extend the useful lives of existing facilities and major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments.

Costs for exploration, secondary development at operating mines, and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred. Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, (b) at undeveloped concessions, or (c) at operating mines already containing proven and probable reserves, where a determination remains pending as to whether new target deposits outside of the existing reserve areas can be economically developed. Secondary development costs are incurred for preparation of a mineral body for processing in a specific block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the mineral body as a whole.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in current period net income (loss). Idle facilities placed on standby basis are carried at the lower of net carrying value or estimated net realizable value.

Proven and Probable Reserves

At least annually, management reviews the reserves used to estimate the quantities and grades of minerals at our mines which we believe can be recovered and sold economically.  Management’s calculations of proven and probable mineral reserves are based on engineering and geological estimates, including future metals prices and operating costs. From time to time, management obtains external audits of reserves.  To date, we have not obtained any third party report regarding potential reserves on our owned and leased property at War Eagle Mountain, and accordingly we have not estimated that there are any proven or probable reserves on our property.

Reserve estimates will change as existing reserves are depleted through production and as processing costs and/or metals prices change. A significant drop in metals prices may reduce reserves by making some portion of such mineralsuneconomic to produce.  Changes in reserves may also reflect that actual grades of minerals processed may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. Estimated reserves, particularly for properties that have not yet commenced production, may require revision based on actual experience . It is reasonably possible that certain of our estimates of proven and probable mineral reserves will change in the near term, which could result in a change to estimated future cash flows, associated carrying values of the asset and amortization rates in future reporting periods, among other things.

Declines in the market prices of metals, increased processing or capital costs, reduction in the grade or tonnage of the deposit or an increase in the dilution of the minerals or reduced recovery rates may render mineral reserves uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques are sufficient to offset such effects. If our realized price for the metals we produce were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

To date, we have not obtained any third party report regarding potential reserves on our owned and leased property at War Eagle Mountain, and accordingly we have not estimated that there are any proven or probable reserves on our property.

Depreciation, Depletion and Amortization

Capitalized costs are depreciated or depleted using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. Our estimates for mineral reserves are a key component in determining our depreciation rates. Our estimates of proven and probable mineral reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

Undeveloped mineral interests are amortized on a straight-line basis over their estimated useful lives taking into account residual values. At such time as an undeveloped mineral interest is converted to proven and probable reserves, the remaining unamortized basis is amortized on a unit-of-production basis as described above.

Impairment of Long-Lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any.  An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), processing levels, operating costs and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during mineral processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.  Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, processing levels, operating costs and capital are each subject to significant risks and uncertainties.

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

Goodwill

We evaluate, on at least an annual basis during the fourth quarter, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, we compare the estimated fair value of our reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, we compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. Our fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, processing levels, operating costs and capital are each subject to significant risks and uncertainties.

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

NOTE 3 – LEASE OF MINING PROPERTIES

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  The mineral rights consist of 174.82 acres of land on War Eagle Mountain in Idaho, consisting of a 100% interest in 103 acres, and a 29.166% interest in 71.82 acres, plus an additional 44 lease claims obtained from the U.S. Bureau of Land Management. Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which minerals are mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of minerals mined from the properties.  The lease provides that lease payments must commence April 1, 2008, but we and GoldLand agreed to extend the commencement date to July 1, 2010, and agreed to extend the lease term for an equal amount of time. In the first quarter of 2011, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  We remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.

NOTE 4 – PURCHASE OF MINING PROPERTY

On December 3, 2009, we acquired twenty acres of land in Owyhee County, Idaho.  The purchase price for the land was $250,000, of which $25,000 was paid at closing and the remaining $225,000 was paid by the execution of a promissory note payable to the seller in the amount of $225,000.  The promissory note is payable without interest in ten annual installments of $22,500 each.  The first installment was due and paid on January 1, 2010.  The second installment was due and paid on January 1, 2011.  A late charge of five percent is due on any annual installment which is not paid by its due date.  The note is secured by a deed of trust lien on the property that was purchased.  In addition to the property, the purchase included a fifty foot wide access easement over the seller’s property, over which we are responsible for constructing and maintaining a roadway to access the property.  We have constructed a mill on the site to process minerals derived from our mining properties nearby, and are in the process of constructing a metallurgical lab on the property.

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

In 2012, we issued multiple convertible notes with an aggregate principal amount of $106,910.  The notes have a term of two years, and accrues interest at 7% per annum payable monthly.  Principal and interest due on the notes is convertible, at the election of the holder, either into an aggregate of 68 oz. of gold bars that are 99.999% pure.  The notes have converted.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which minerals are mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of minerals mined from tailing piles on the premises or through shafts or adits located on the premises. We agreed with GoldLand to extend the date lease payments must commence to July 1, 2010, and extended the lease term by an equal amount of time.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On October 11, 2007, we entered into a lease agreement with GoldLand, under which we leased its mineral rights on War Eagle Mountain.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which minerals are mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of minerals mined from tailing piles on the premises or through shafts or adits located on the premises.  The lease provides that lease payments must commence April 1, 2008.  By agreement with GoldLand, we extended the commencement date to July 1, 2010, in which event the lease term was extended by an equal amount of time. In the first quarter of 2011, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  We remained obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.

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

NOTE 14 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we have incurred net losses of ($12,270,871) and ($12,955,490) for the years ended December 31, 2011 and 2012, respectively.  We have remained in business primarily through the deferral of salaries by management, loans from our chief executive officer, and loans from a significant shareholder.  We intend on financing our future activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

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