Form 10-Q
period 2013-09-30
Silver Falcon Mining, Inc.
filed 2013-11-19
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,341,900,755 and 31,753,180 shares of Class A Common Stock and Class B Common Stock, respectively, as of November 4, 2013.

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

27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

28

Item 3.  Defaults upon Senior Securities.

28

Item 4. Mine Safety Disclosures.

28

Item 5.  Other Information.

28

Item 6.  Exhibits.

28

SIGNATURES

30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 32,241	$ 3,141
Inventories, work in process	2,538,929	2,618,655
Due from related parties, net of amounts due to related parties	22,006	823,244
Total current assets	2,593,176	3,445,040

Mill equipment, net of accumulated depreciation of $1,446,849 and $1,131,849, respectively (see Note 4)	711,823	990,233
Properties	2,851,073	2,842,253
Prepaid expenses (see Notes 5 and 8)	447,177	312,183
Other assets	22,797	9,900
Total Assets	$ 6,626,046	$ 7,599,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 870,670	$ 936,456
Payroll liabilities	277,113	187,142
Accrued compensation	610,500	-
Accrued interest	136,543	74,199
Notes payable - current portion (see Note 3)	2,466,146	2,906,605
Total current liabilities	4,360,972	4,104,402

Notes payable (see Note 3)	59,500	407,228
Total liabilities	4,420,472	4,511,630

STOCKHOLDERS' DEFICIT
Common stock, Class A, par value $0.0001, 10,000,000,000 shares authorized, 1,315,100,755 and 815,008,857, issued and outstanding, respectively	131,510	81,501
Common stock, Class B, par value $0.0001, 250,000,000 shares authorized, 21,253,180 and 15,865,419 issued and outstanding, respectively	2,126	1,587
Additional paid in capital	51,635,602	45,781,931
Accumulated deficit	(49,563,664)	(42,777,040)
	2,205,574	3,087,979
Total liabilities and stockholders' deficit	$ 6,626,046	$ 7,599,609

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2013

(UNAUDITED)

	2013	2012	Cumulative from Inception

Revenue	$ 30,902	$ 82,415	$ 370,005

Expenses
Consulting fees	$ 1,371,980	$ 1,999,527	$ 17,848,548
Exploration and improvement	94,129	8,240	2,581,871
Mill operating expenses	346,556	329,691	2,361,090
Property lease fees	750,000	750,000	2,000,000
Compensation expense	69,703	309,762	2,846,885
Stock compensation expense	1,210,260	1,375,726	10,603,145
Depreciation expense	315,000	290,462	1,446,849
General and administrative	1,198,628	793,047	5,611,861
	5,356,256	5,856,455	45,300,249

Loss from operations	(5,325,354)	(5,774,040)	(44,930,244)

Interest expense	(696,547)	(293,414)	(1,779,698)
Debt conversion expense	(764,723)	(2,077,175)	(2,853,722)

Net Loss	$ (6,786,624)	$ (8,144,629)	$ (49,563,664)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.01)	(0.13)

Weighted average number of common shares outstanding – basic and diluted	1,036,936,339	638,568,479	369,822,883

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

	2013	2012

Revenue	$ 10,200	$ 7,161

Expenses
Consulting fees	$ 253,907	$ 443,657
Exploration and improvement	1,092	6,576
Mill operating expenses	126,343	185,393
Property lease fees	250,000	250,000
Compensation expense	4,520	89,071
Stock compensation expense	337,092	458,575
Depreciation expense	105,000	97,778
General and administrative	415,375	213,735
	1,493,329	1,744,785

Loss from operations	(1,483,129)	(1,737,624)

Interest expense	(270,875)	(139,055)
Debt conversion expense	(441,297)	(20,548)

Net Loss	$(2,195,301)	$ (1,897,227)

Net loss per common share - basic and diluted	$ -	$ -

Weighted average number of common shares outstanding – basic and diluted	1,191,374,198	681,475,345

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2013

(UNAUDITED)

	2013	2012	Cumulative from Inception
Cash flows from operating activities
Net Loss	$ (6,786,624)	$ (8,144,629)	$ (49,563,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for consulting services	1,387,565	1,894,636	22,019,383
Issuance of common stock for compensation	1,434,237	1,834,302	6,981,746
Issuance of common stock for related party	294,000	1,534,854	1,951,979
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	7,697	133,335	203,992
Issuance of common stock for rent	-	113,600	1,315,730
Depreciation and amortization	581,438	419,038	1,922,210
Debt conversion expense	764,723	2,077,175	2,853,722
Options granted	-	-	3,845,375
Increase (decrease) in operating assets and liabilities:
Inventories, work in process	-	(766,677)	(2,618,655)
Prepaid expenses	(134,994)	(475,726)	(447,177)
Due from related party	801,238	(712,802)	(22,006)
Other assets	66,829	(6,000)	61,929
Accounts payable and accrued expenses	(65,786)	(248,770)	1,180,975
Accrued interest	408,886	(59,366)	539,463
Accrued payroll and payroll liabilities	700,471	50,376	2,382,534
Net cash used in operating activities	(540,320)	(2,356,654)	(7,379,414)

Cash flows from investing activities
Purchase of equipment	(36,590)	(168,778)	(2,133,846)
Purchase of mill and mining properties	(8,820)	(58,365)	(2,096,985)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	(45,410)	(227,143)	(4,191,051)

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2013

(UNAUDITED)

(continued)

	2013	2012	Cumulative from Inception
Cash flows from financing activities
Proceeds from notes payable	650,830	2,758,842	11,784,797
Proceeds from sale of common stock	-	65,667	140,667
Purchase of common stock	-	-	(63,000)
Repayments of notes payable	(36,000)	(174,258)	(259,758)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	-	-	(338,113)
Net cash provided by financing activities	614,830	2,650,251	11,602,706

Net increase in cash	29,100	66,454	32,241

Cash - beginning of year	3,141	-	-
Cash - end of year	$ 32,241	$ 66,454	$ 32,241

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS	2013	2012	Cumulative from Inception

Shares issued for notes payable conversions	2,015,997	3,723,268	9,492,717
Shares issued for accrued compensation	-	-	1,494,921
Shares issued for rent	-	113,600	453,600
Shares issued for interest	7,697	133,335	203,992
Shares issued for related party	294,000	1,534,854	1,951,979
Shares issued for acquisition	-	-	355,085
Shares issued for purchase mining properties	-	-	754,089
Shares issued for compensation	1,434,237	1,834,302	6,981,746

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

	COMMON STOCK	COMMON STOCK		ADDITIONAL
	SERIES A	SERIES B		PAID IN		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2012	815,008,857	$ 81,501	15,865,419	$ 1,587	$ 45,781,931	$ (42,777,040)	$ 3,087,979

Issuance of common stock for services	145,551,883	14,555	-	-	1,373,010	-	1,387,565
Issuance of common stock for related party	12,000,000	1,200	-	-	292,800	-	294,000
Issuance of common stock for interest	320,731	32	-	-	7,665	-	7,697
Issuance of common stock for notes payable conversions	270,621,586	27,062	-	-	1,988,935	-	2,015,997
Issuance of common stock for compensation	76,985,459	7,699	-	-	1,426,538	-	1,434,237
Conversion of Class A to Class B common stock	(5,387,761)	(539)	5,387,761	539			-
Beneficial conversion and debt issue costs			-	-	764,723	-	764,723
Net loss	-	-	-	-	-	(6,786,624)	(6,786,624)

Balance as of September 30, 2013	1,315,100,755	$ 131,510	21,253,180	$ 2,126	$ 51,635,602	$ (49,563,664)	$ 2,205,574

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Inventories

Inventories are stated at the lower of average costs incurred or estimated net realizable value. Inventories include metals product inventory, which is determined by the stage at which the minerals are in processing (stockpiled minerals, work in process and finished goods).

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

Costs are capitalized when it has been determined a mineral body can be economically developed as a result of establishing proven and probable reserves. The development stage begins at new projects when our management and/or Board of Directors makes the decision to bring a mine into commercial operation, and ends when the operation stage, or exploitation of reserves, begins.  Expenditures incurred during the development and operation stages for new facilities, new assets or expenditures that extend the useful lives of existing facilities and major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments.

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

Reserve estimates will change as existing reserves are depleted through production and as processing costs and/or metals prices change. A significant drop in metals prices may reduce reserves by making some portion of such minerals uneconomic to produce. Changes in reserves may also reflect that actual grades of minerals processed may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. Estimated reserves, particularly for properties that have not yet commenced production, may require revision based on actual experience. It is reasonably possible that certain of our estimates of proven and probable mineral reserves will change in the near term, which could result in a change to estimated future cash flows, associated carrying values of the asset and amortization rates in future reporting periods, among other things.

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

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss).  We had no accruals for closure costs, reclamation and environmental matters for operating and non-operating properties at September 30, 2013.

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

NOTE 3 – NOTES PAYABLE

7% Two Year Notes

As of September 30, 2013, we had outstanding $1,151,062 of two-year promissory notes that we have issued to various investors starting in 2011.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0033 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from October 7, 2013 to September 26, 2015.  During the three months ended September 30, 2013, we issued $104,084 of new notes.

During the three months ended September 30, 2013, we issued 123,998,455 shares of our Class A Common Stock upon conversion of notes payable with an aggregate principal amount of $518,241.  These conversions were at prices lower than the conversion price at the date of issuance.  The conversion of the notes at discounts to their stated conversion prices resulted in the recognition of an additional expense of $441,297 and a corresponding increase to paid in capital.

8% Notes

As of September 30, 2013, we had outstanding $339,682 of two-year promissory notes that we have issued to various investors starting in 2012.  Interest accrues on the notes at the rate of 8% per year, and is payable monthly.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0162 to $0.031 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from January 18, 2014 to September 6, 2014.  $301,182 of the notes were issued in 2012 and mature two years after the date of issuance.  During the three months ended March 31, 2013, we issued $38,500 of new notes that mature one year after the date of issuance.  The notes are also convertible into gold at the market price at the option of the lender.

The maturities of 7% and 8% notes payable are as follows:

2013	$ 43,000
2014	952,660
2015	495,084
Total	1,490,744

Less current maturities	(1,431,244)
Long term debt	$ 59,500

Land Purchase Note

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  The balance due on the note at September 30, 2013 was $157,485.  We are in default on the payment due January 1, 2013.

Iliad Research & Trading, LP Convertible Note

On March 30, 2012 we issued a convertible promissory note to Iliad Research & Trading, LP (“Iliad”) in the original principal amount of $566,500.  Our net proceeds were $500,000, after deducting original issue discount of $51,500 and attorney’s fees and costs of the investor of $15,000.  The note bears interest at 8% per annum, and is payable in twelve monthly installments beginning on October 1, 2012 and continuing for each of the next eleven calendar months.  Each monthly payment will be equal to $47,208.33, plus any accrued and unpaid interest as of the installment date.  Any installment payment may be either cash or shares of common stock, at our election, except that we may not pay less than six of the twelve installments in shares of common stock.  Also, of the first six installment payments not less than three must be in shares of common stock, and of the last six installment payments not less than three must be in shares of common stock.  If we make an installment payment in cash that we are required to make in shares of common stock, then we will be required to pay a 25% penalty on the amount of the installment payment.  The note is convertible into shares of Class A Common Stock at $0.04 per share, subject to adjustment downward under certain circumstances defined in the note.  During the three months ended September 30, 2013, we issued 25,931,105 shares of our Class A Common Stock in payment of principal and interest of $67,629 and $7,371, respectively.

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

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of September 30, 2013.

Mill equipment	$ 1,981,355
Vehicles	177,317
Accumulated depreciation	(1,446,849)
Net	$ 711,823

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

During the three months ended March 31, 2013, we issued 35,271,999 shares of our common stock to our officers for compensation totaling $895,909 for the year 2013.  We capitalized these payments as a prepaid expense, and amortize the amounts over the life of the employment contracts of the officers, which is for the twelve months ended December 31, 2013.

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

As of September 30, 2013 and December 31, 2012, Goldland owed us $710,479 and $1,187,282 respectively.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, our chairman and chief executive officer, has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at September 30, 2013 and December 31, 2012 was $275,253 and $156,713, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to various mill operating costs.  In addition, we owe Bisell Investments of Florida, Inc. $296,289.  Mr. Quilliam is President of Bisell Investments of Florida, Inc.

Thomas C. Ridenour, our chief financial officer and a director, has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Ridenour at September 30, 2013 and December 31, 2012 was $87,739 and $45,378, respectively.

Christian Quilliam, our chief operating officer and a director, has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at September 30, 2013 and December 31, 2012 was $29,192 and $26,176, respectively.

Paul Parliament, one of our directors, has invested an aggregate $665,007 in our 7% two year notes, of which $570,005 was invested by The Parliament Corporation and $95,002 was invested by Mr. Parliament. Of the amounts invested by The Parliament Corporation, $500,000 was invested in 2012 and $70,005 was invested in the quarter ending June 30, 2013.  Of the amounts invested by Mr. Parliament $20,001was invested in the quarter ending March 31, 2013 and $20,001 was invested in the quarter ending September 30, 2013.  Mr. Parliament and The Parliament Corporation converted all but $20,001 of the notes into 55,469,183 and 4,141,559 shares of Class A Common Stock in the quarters ending June 30, 2013 and September 30, 2013, respectively.  The notes were converted into Class A Common Stock at the market price of the Class A Common Stock on the date of conversion, which was $0.0115 and $0.0049, respectively, which was less than the conversion price stated in the notes.

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

On June 4, 2012, we issued a convertible promissory note to JMJ Financial in the original principal amount of $315,000 (the “June Note”).  On July 12, 2012, we issued a convertible promissory note to JMJ Financial in the original principal amount of $525,000 (the “July Note” and with the June Note, the “Notes”).  The Notes are convertible into Class A Common Stock at a conversion price equal to 80% of the three lowest daily average trading prices of the Common Stock during the 15 trading days preceding the conversion. On November 30, 2012, JMJ submitted a conversion request for $54,079.20 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,000,000 shares of Class A Common Stock.  On December 12, 2012, JMJ submitted another conversion request for $52,360 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,500,000 shares of Class A Common Stock.  We did not honor either conversion request because of our belief that JMJ was impermissibly shorting our Class A Common Stock, and was improperly manipulating the market price of our Class A Common Stock.   On December 17, 2012, JMJ issued us a notice of default.  On December 18, 2012, JMJ sent us a Notice of Acceleration for immediate payment of all amounts due under both Notes.  On December 21, 2012, JMJ filed a lawsuit against us and Pierre Quilliam, our chief executive officer.  The lawsuit seeks a judgment against us for all amounts due under both Notes.  The lawsuit also seeks a judgment against Mr. Quilliam for amounts due under both Notes on the theory of fraudulent inducement and/or fraudulent misrepresentation. In November 2013, we reached an agreement to settle the litigation with JMJ.  See “Note 10 – Subsequent Events.”

In July 2012, we filed a lawsuit against Earll Excavations, Inc. (“EEI”) and William Earll (“Earll”) in Owyhee County, Idaho seeking damages of $2,000,000. In the lawsuit, we contend that EEI failed to complete improvements to the Sinker Tunnel and construction of our metallurgical laboratory complex in accordance with the contracts. Our lawsuit also seeks damages for Earll’s and EEI’s breach of a confidentiality agreement, breach of an implied covenant of good faith and fair dealing, and for slander. At about the same time that we filed our lawsuit, EEI filed suit against us in Owyhee County, Idaho. EEI’s lawsuit seeks damages of $477,783 for amounts that EEI contends it is owed for construction services performed on the Sinker Tunnel, construction services performed on the Diamond Creek Mill, hauling services, and road maintenance, as well as managerial services provided to Diamond Creek Mill. In June 2013, we were notified that a Default Judgment and Decree of Foreclosure (the “Judgment”) had been entered in the lawsuit by the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee.  The Judgment granted a judgment against us in favor of EEI in the amount of $567,743.56, plus post-judgment interest at the rate of 5.25% per annum.  The Judgment also held that EEI had a first lien our Diamond Creek Mill site in Owyhee County, Idaho to secure an indebtedness of $289,648.30, plus post-judgment interest.  The Judgment further ordered that a sheriff’s sale be held of such property.  Finally, the Judgment dismissed our counterclaims against EEI and Earll with prejudice.  We retained new counsel who filed a motion to vacate the Judgment. On July 17, 2013, the court revoked and set aside the Judgment.  In October, the court held another hearing and reversed its prior decision to set aside the Judgment.  See “Note 10 - Subsequent Events”).  We plan to continue vigorously defending the action as well as our claims against EEI and Earll.

NOTE 8 - CAPITAL STOCK

We are authorized to issue 10,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 250,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of September 30, 2013, there were 1,315,100,755 and 21,253,180 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the three months ended September 30, 2013, we issued shares of Class A Common Stock and Class B Common Stock in the following transactions:

•

123,998,455 shares of Class A Common Stock upon conversion of 7% two year promissory notes with a principal balance of $518,241, plus accrued interest thereon.

•

25,931,105 shares of Class A Common Stock upon conversion of convertible notes held by Iliad Research & Trading, LP.

•

26,000,000 shares of Class A Common Stock to two consultants.

•

22,622,897 shares of Class A Common Stock valued at $113,114 were issued in payment of compensation to officers.

•

958,183 shares of Class A Common Stock were issued for investor relations services.

•

22,382,180 shares of Class A Common Stock for services under our stock compensation plan.

As of September 30, 2013, the Company had outstanding notes payable to various investors in the original principal amount of $2,434,258.  All of the notes are convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0033 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from October 7, 2013 to September 26, 2015.  At September 30, 2013, an aggregate of 192,113,133 shares of Class A Common Stock were issuable upon conversion of the notes.

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

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($6,786,624) for the nine months ended September 30, 2013.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

Issuance of Shares:  During October 2013, we issued shares of Class A Common Stock in the following transactions:

•

16,700,000 shares of Class A Common Stock to various vendors for consulting services valued at $68,500.

•

10,100,000 shares of Class A Common Stock upon conversion of notes payable with a aggregate principal amount of at $23,563.

Earll Action:  On October 11, 2013, the court held in hearing in the litigation with William Earll and Earll Excavations, Inc.  (See “Note 7 – Commitments and Contingencies”).  The hearing resulted in the court entering an order on October 29, 2013 directing that an Order of Default be entered nunc pro tunc to June 14, 2013.  As a result, we expect the court to enter a new default judgment against us consistent with the prior Judgment that was set aside.  We plan to file a motion to reconsider and set aside the court’s October 29, 2013 order, and if necessary pursue all possible appeals.

JMJ Settlement. In November, we reached a settlement of the litigation with JMJ.  (See “Note 7 – Commitments and Contingencies”).  Under the settlement, we agreed to a schedule under which JMJ’s existing indebtedness will be satisfied by the issuance of shares of Class A Common Stock, and JMJ will loan the Company an additional $100,000 pursuant to a convertible promissory note.

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

We began actual operations in May 2010.  Initially, as described below, actual operations consists of processing dump material left on the mine site from prior mining operations.  Later, after we complete an exploration program to prove up and locate reserves on our property, and make further capital improvements to the mine site, we plan to begin mining and processing raw minerals.

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

Results of Operations

Nine months ended September 30, 2013 and 2012

We are in the exploration stage and generated revenues of $30,902 and $82,415 in the nine months ended September 30, 2013 and 2012, respectively.  During the quarter ended September 30, 2013, our revenues included $10,200 that we generated from a toll milling test program.  Our revenues in the nine months ended September 30, 2013 are not representative of our revenues in the future.  Our primary operations consist of processing tailing from our mine site at the mill, and our ancillary operations consist of exploring War Eagle Mountain to evaluate and prove up its reserves.  Our analysis indicates that we can profitably process tailings left from prior mining operations if we have the proper infrastructure to extract the minerals from the tailings. In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to smelt our concentrate.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars in limited quantities to a refiner on a regular basis.  We expect to report increased revenues from our milling operation when our metallurgical lab and our leaching facility are completed.  The leaching facility will increase the percentage of valuable minerals that are extracted from the raw materials, and the completion of the metallurgical lab will increase the rate at which we can complete dore bars for shipment to refiners. Until the metallurgical lab and leaching facility are completed, our revenues may not differ materially from what we have generated to date in 2013.

Below are some metrics that are relevant to our current operations:

•

In the nine months ending September 30, 2012 and 2013, we did not transport any tailings to our mill.  In 2013, we decided not to transport tailings and focus our resources on completing our metallurgical lab, floatation circuit and leaching circuit which will increase our recoveries.

•

In the nine months ending September 30, 2012 and 2013, we processed 12,039 and 0 tons of tailings, respectively, through our mill circuit into concentrate. We have stockpiled most of the concentrate until it can be processed in our metallurgical lab.  In addition to concentrate, the processed tailings have been stockpiled for further processing through the planned leaching circuit.

•

In the nine months ending September 30, 2012, our refiner extracted 100.698 ounces of gold and 190.534 ounces of silver.  The average price per ounce was $1,666 for gold and $33.5 for silver.

•

In the nine months ending September 30, 2013, our refiner extracted 98.33 ounces of gold and 80.776 ounces of silver.  The average price per ounce was $1,623 for gold and $33 for silver.

We reported losses from operations during the nine months ended September 30, 2013 and 2012 of ($5,325,354) and ($5,774,040), respectively.  The decreased loss in 2013 as compared to 2012 was attributable to the following factors:

•

Consulting fees decreased from $1,999,527 in 2012 to $1,371,980 in 2013 as a result of decreased use of consultants in 2013.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2013	2012

Shareholder relations services	62,730	128,700
Locating and due diligence services on future acquisition opportunities	809,879	721,800
Legal and compliance services	90,000	36,320
Advice on debt and equity capital raising	427,090	945,000

•

Compensation expense related to Mill administrative decreased from $309,762 in 2012 to $69,703 in 2013 as a result of a reduction of payroll during the period.

•

Depreciation expense increased from $290,462 in 2012 to $315,000 in 2013 as a result of the acquisition of equipment to be used in our operations.

•

Exploration and improvement costs increased from $8,240 in 2012 to $94,129 in 2013 as a result of increased work on the Sinker Tunnel.

•

Lease payment fees remained the same at $750,000 in 2012 and $750,000 in 2013.

•

Stock compensation expense declined slightly from $1,375,726 in 2012 to $1,210,260 in 2013.

•

Mill operating expenses increased from $329,691 in 2012 to $346,556 in 2013.  We began capitalizing certain operating costs in the fourth quarter of 2011 and continued until the third quarter of 2012.

•

General and administrative expenses increased to $1,198,628 in 2013 as compared to $793,047 in 2012 as a result of decreased expenses related to the mill general and administrative expenses offset by compensation expense accruals.

We reported net losses during the nine months ended September 30, 2013 and 2012 of ($6,786,624) and ($8,144,629), respectively.  The decreased loss in 2013 as compared to 2012 was largely attributable to lower debt conversion expenses in 2013 of $764,723, as compared to $2,077,175 in 2012, and by a decrease in the loss from operations, offset by an increase in interest expense resulting from higher levels of interest bearing debt in 2013 and additional interest fees on the Iliad note.  In particular, interest expense increased from $293,414 in 2012 to $696,547 in 2013.

Three months ended September 30, 2013 and 2012

We are in the exploration stage and generated revenues of $10,200 and $7,161 in the three months ended September 30, 2013 and 2012, respectively. During the quarter ended September 30, 2013, all of our revenues were generated from a toll milling test program.   Our revenues in the three months ended September 30, 2013 are not representative of our revenues in the future.  Our primary operations consist of processing tailing from our mine site at the mill, and our ancillary operations consist of exploring War Eagle Mountain to evaluate and prove up its reserves.  Our analysis indicates that we can profitably process tailings left from prior mining operations if we have the proper infrastructure to extract the minerals from the tailings. In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to smelt our concentrate.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars in limited quantities to a refiner on a regular basis.  We expect to report increased revenues from our milling operation when our metallurgical lab and our leaching facility are completed.  The leaching facility will increase the percentage of valuable minerals that are extracted from the raw materials, and the completion of the metallurgical lab will increase the rate at which we can complete dore bars for shipment to refiners. Until the metallurgical lab and leaching facility are completed, our revenues may not differ materially from what we have generated to date in 2012.

Below are some metrics that are relevant to our current operations:

•

In the three months ending September 30, 2012 and 2013, we did not transport any tailings to our mill.  In 2013, we decided not to transport tailings and focus our resources on completing our metallurgical lab, floatation circuit and leaching circuit which will increase our recoveries.

•

In the three months ending September 30, 2012 and 2013, we processed 1,119 and 0 tons of tailings, respectively, through our mill circuit into concentrate. We have stockpiled most of the concentrate until it can be processed in our metallurgical lab.  In addition to concentrate, the processed tailings have been stockpiled for further processing through the planned leaching circuit.

•

In the three months ending September 30, 2012, our refiner did not extract precious metals.

•

We reported losses from operations during the three months ended September 30, 2013 and 2012 of ($1,483,129) and ($1,737,624), respectively.  The increased loss in 2013 as compared to 2012 was attributable to the following factors:

•

Consulting fees decreased from $443,657 in 2012 to $253,907 in 2013 as a result of decreased use of consultants in 2013.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2013	2012

Shareholder relations services	6,000	86,700
Locating and due diligence services on future acquisition opportunities	188,846	158,800
Legal and compliance services	39,000	-
Investment banking	-	105,100

•

Compensation expense related to Mill administrative decreased from $89,071 in 2012 to $4,520 as a result of a reduction of payroll during the quarter.

•

Depreciation expense increased from $97,778 in 2012 to $105,000 in 2013 as a result of the acquisition of equipment to be used in our operations.

•

Exploration and improvement costs decreased from $6,576 in 2012 to $1,092 in 2013 as a result of decreased work on the Sinker Tunnel.

•

Lease payment fees remained the same at $250,000 in 2012 and $250,000 in 2013.

•

Stock compensation expense declined slightly from $458,575 in 2012 to $337,092 in 2013.

•

Mill operating expenses decreased from $185,383 in 2012 to $126,343 in 2013.  We began to slow operations during the quarter.

•

General and administrative expenses increased to $415,375 in 2013 as compared to $213,735 in 2012 as a result decreased expenses related to the new mill operations offset by compensation expense accruals.

We reported net losses during the three months ended September 30, 2013 and 2012 of ($2,195,301) and ($1,897,227), respectively.  The increased loss in 2013 as compared to 2012 was attributable higher debt conversion expenses in 2013 of $441,297, as compared to $20,548 in 2012 and higher interest expense in 2013 of $270,875 as compared to $139,055 in 2012 resulting from higher levels of interest bearing debt in 2013 and additional interest fees on the Iliad note, offset by a decrease in the loss from operations.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2012 and 2013:

	Nine months ended September 30,
	2012	2013
Net cash provided by (used) in operating activities	$ (2,356,654)	$ (540,320)
Net cash provided by (used) in investing activities	(227,143)	(45,410)
Net cash provided by (used) in financing activities	2,650,251	614,830
Net (decrease) increase in unrestricted cash and cash equivalents	$ 66,454	$ 29,100

Comparison of 2013 and 2012

In the nine months ended September 30, 2013 and 2012, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($540,320) of cash in 2013, as compared to ($2,356,654) of cash in 2012.  Major non-cash items that affected our cash flow from operations in 2013 were non-cash charges of $581,438 for depreciation and amortization, non-cash debt conversion costs of $764,723, $1,387,565 for the value of common stock issued for services, and $1,434,237 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of $1,776,644, most of which resulted from an increase in prepaid expenses of ($134,994), an increase in payroll liabilities of $700,471, an decrease in due from related parties of $801,238 and accrued interest of $408,886.

Major non-cash items that affected our cash flow from operations in 2012 were non-cash charges of $419,038 for depreciation and amortization, non-cash debt conversion costs of $2,077,175, $1,894,636 for the value of common stock issued for services and $1,834,302 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of ($1,452,288), most of which resulted from an increase in prepaid expenses of ($475,726), an increase in due from related party of ($712,802) and an increase in accrued payroll of $50,376, offset by a reduction of ($248,770) of accounts payable and accrued expenses.

Investing activities used ($227,143) of cash in 2012, as compared to ($45,410) of cash in 2013.  The decrease in cash used in investing activities was attributable to lower expenditures for equipment and improvements to our mill property.

Financing activities supplied $2,650,251 of cash in 2012 as compared to $614,830 of cash in 2013.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2012, we issued $2,758,842 in notes, as compared to 2013 when we issued $650,830 of notes.

Liquidity

Our balance sheet as of September 30, 2013 reflects current assets of $2,593,176, current liabilities of $4,360,972, and working capital deficit of ($1,767,796).

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

As of September 30, 2013, we had the following debts that mature in the near future:

•

$1,490,744 in two year notes payable, of which $888,614 is due within one year of September 30, 2013.  As of November 1, 2013, we had failed to pay all interest owed on the notes, and we are in default thereunder.  We do not face any legal action from any of the note holders at this time;

•

$183,874 owed to Iliad Research & Trading, LP, which requires monthly payments of $47,208.33 per month, plus the amount of accrued interest on the note. As of November 1, 2013, we were not in default to Iliad;

•

$759,640 owed to JMJ Financial, consisting of one note for $315,000 which provides for payment of all principal and interest owed on December 4, 2013, and another note for $525,000 which provides for payment of all principal and interest owed on January 12, 2014.  As of November 1, 2013, we had failed to honor several conversion requests submitted by JMJ Financial, and as a consequence JMJ Financial has accelerated the maturity of its notes.  Our obligation to JMJ Financial is currently in litigation. After November 1, 2013, we reached an agreement to settle our obligations to JMJ Financial.

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

As of September 30, 2013, we are obligated to issue approximately 192 million shares of Class A Common Stock upon conversion of outstanding notes.  Our contingent obligation to issue new shares of Class A Common Stock, combined with our plans to issue shares of Class A Common Stock to satisfy certain recurring liabilities, may impair our ability to raise capital by issuing shares of Class A Common Stock or securities convertible into Class A Common Stock, because future investors may be worried about future dilution.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the nine months ended September 30, 2013, and have minimal revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of convertible notes and to solicit existing convertible note holders to convert their notes into common stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

On June 4, 2012, we issued a convertible promissory note to JMJ Financial in the original principal amount of $315,000 (the “June Note”).  On July 12, 2012, we issued a convertible promissory note to JMJ Financial in the original principal amount of $525,000 (the “July Note” and with the June Note, the “Notes”).  The Notes are convertible into Class A Common Stock at a conversion price equal to 80% of the three lowest daily average trading prices of the Common Stock during the 15 trading days preceding the conversion. On November 30, 2012, JMJ submitted a conversion request for $54,079.20 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,000,000 shares of Class A Common Stock.  On December 12, 2012, JMJ submitted another conversion request for $52,360 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,500,000 shares of Class A Common Stock.  We did not honor either conversion request because of our belief that JMJ was impermissibly shorting our Class A Common Stock, and was improperly manipulating the market price of our Class A Common Stock.   On December 17, 2012, JMJ issued us a notice of default.  On December 18, 2012, JMJ sent us a Notice of Acceleration for immediate payment of all amounts due under both Notes.  On December 21, 2012, JMJ filed a lawsuit against us and Pierre Quilliam, our chief executive officer.  The lawsuit seeks a judgment against us for all amounts due under both Notes.  The lawsuit also seeks a judgment against Mr. Quilliam for amounts due under both Notes on the theory of fraudulent inducement and/or fraudulent misrepresentation. In November, we reached a settlement of the litigation with JMJ.  Under the settlement, we agreed to a schedule under which JMJ’s existing indebtedness will be satisfied by the issuance of shares of Class A Common Stock, and JMJ will loan the Company an additional $100,000 pursuant to a convertible promissory note.

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

In June 2013, we were notified that a Default Judgment and Decree of Foreclosure (the “Judgment”) had been entered in the lawsuit by the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee.  The Judgment granted a judgment against us in favor of EEI in the amount of $567,743.56, plus post-judgment interest at the rate of 5.25% per annum.  The Judgment also held that EEI had a first lien our Diamond Creek Mill site in Owyhee County, Idaho to secure an indebtedness of $289,648.30, plus post-judgment interest.  The Judgment further ordered that a sheriff’s sale be held of such property.  Finally, the Judgment dismissed our counterclaims against EEI and Earll with prejudice.  We retained new counsel who filed a motion to vacate the Judgment. On July 17, 2013, the court revoked and set aside the Judgment.  On October 11, 2013, the court held in hearing in the litigation with William Earll and Earll Excavations, Inc.  The hearing resulted in the court entering an order on October 29, 2013 directing that an Order of Default be entered nunc pro tunc to June 14, 2013.  As a result, we expect the court to enter a new default judgment against us consistent with the prior Judgment that was set aside.  We plan to file a motion to reconsider and set aside the court’s October 29, 2013 order, and if necessary pursue all possible appeals.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2013, we issued shares of Class A Common Stock in the following transactions:

•

123,998,455 shares of Class A Common Stock upon conversion of 7% two year promissory notes with a principal balance of $518,241, plus accrued interest thereon.

•

25,931,105 shares of Class A Common Stock upon conversion of convertible notes held by Iliad Research & Trading, LP.

•

26,000,000 shares of Class A Common Stock to two consultants.

•

22,622,897 shares of Class A Common Stock valued at $113,114 were issued in payment of compensation to officers.

•

958,183 shares of Class A Common Stock were issued for investor relations services.

During the three months ended September 30, 2013, we issued $104,084 of our 7% two year convertible promissory notes to various investors.  Each note is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

The shares and notes were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2013, we were indebted under a promissory note dated December 3, 2009 in the original principal amount of $225,000, which is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  As of September 30, 2013, we had not paid the installment due on January 1, 2013.

As of September 30, 2013, we are indebted to JMJ Financial (“JMJ”) under two convertible promissory notes, one in the original principal amount of $315,000 and the other in the original principal amount of $525,000 (the “Notes”).  On November 30, 2012, JMJ submitted a conversion request for $54,079.20 of indebtedness under one of the Notes, which by JMJ’s calculations would have required us to issue JMJ 3,000,000 shares of Class A Common Stock.  On December 12, 2012, JMJ submitted another conversion request for $52,360 of indebtedness under one of the Notes, which by JMJ’s calculations would have required us to issue JMJ 3,500,000 shares of Class A Common Stock.  We did not honor either conversion request because of our belief that JMJ was impermissibly shorting our Class A Common Stock, and was improperly manipulating the market price of our Class A Common Stock.  On December 17, 2012, JMJ issued us a notice of default.  On December 18, 2012, JMJ sent us a Notice of Acceleration for immediate payment of all amounts due under both Notes.  On December 21, 2012, JMJ filed a lawsuit against us and Pierre Quilliam, our chief executive officer.  The lawsuit seeks a judgment against us for all amounts due under both Notes.  In November, we reached a settlement of the litigation with JMJ.  See “Item 1. Legal Proceedings.”

As of September 30, 2013, we were indebted under $1,151,062 principal amount of 7% two year notes. All of the 7% two year notes provide for monthly interest payments.  As of September 30, 2013, we had not made interest payments that are due on substantially all of the 7% two year notes.

As of September 30, 2013, we were indebted under $339,682 principal amount of 8% two year notes. All of the 8% two year notes provide for monthly interest payments.  As of September 30, 2013, we had not made interest payments that are due on substantially all of the 8% two year notes.

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

SILVER FALCON MINING, INC.
Date: November 19, 2013	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: November 19, 2013	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)