Form 10-Q
period 2013-09-30
Silver Falcon Mining, Inc.
filed 2014-04-02
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

SILVER FALCON MINING, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	26-1266967
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

28

Item 4.  Controls and Procedures.

28

PART II.  OTHER INFORMATION.

28

Item 1.  Legal Proceedings.

28

Item 1A.  Risk Factors.

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

29

Item 3.  Defaults upon Senior Securities.

29

Item 4. Mine Safety Disclosures.

29

Item 5.  Other Information.

29

Item 6.  Exhibits.

29

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

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

	2013	2012

Revenue	$ 10,200	$ 7,161

Expenses
Consulting fees	$ 253,907	$ 443,657
Exploration and improvement	1,092	6,576
Mill operating expenses	126,343	185,393
Property lease fees	250,000	250,000
Compensation expense	4,520	89,071
Stock compensation expense	337,092	458,575
Depreciation expense	105,000	97,778
General and administrative	415,375	213,735
	1,493,329	1,744,785

Loss from operations	(1,483,129)	(1,737,624)

Interest expense	(270,875)	(139,055)
Debt conversion expense	(441,297)	(20,548)

Net Loss	$ (2,195,301)	$ (1,897,227)

Net loss per common share - basic and diluted	$ -	$ -

Weighted average number of common shares outstanding – basic and diluted	1,191,374,198	681,475,345

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