Form 10-K
period 2013-12-31
Silver Falcon Mining, Inc.
filed 2014-04-15
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $17,294,116 based upon a market price of $0.0085 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,407,737,068 Class A Shares and 33,253,180 Class B Shares as of March 30, 2014.

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

On September 21, 2008, we acquired from Mineral Extraction, Inc. all mineral, mining and access rights to two patented mining claims on War Eagle Mountain, covering 19.93 total acres, and four mill site locations and the Sinker Tunnel location.  In December 2009, we acquired a mill site at the foot of War Eagle Mountain, and constructed a mill on the site.  In 2011, we began construction of a metallurgical assay lab at our mill site, which we expect will be completed in mid-2014.  We also plan to begin construction of a leaching facility on our mill site in the Fall of 2014, after we have obtained the proper permits, in order to improve the yields from the tailings that we process. We have since acquired additional claims on or at the base of War Eagle Mountain, bringing our total ownership to approximately 1,100 acres.

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

By 1866, all the major mines in the area had been discovered and were being developed. The major mines were the Oro Fino, Cumberland, Poorman, Ida Elmore, Golden Chariot, Minnesota, Mahogany and the Morning Star in Silver City.  There were 12 mills in the area with a total of 132 stamps to pulverize the minerals, separate the metal from the rock and pour the raw metal into rectangular bricks of bullion Dore. This bullion was then shipped out of the area, sometimes as far away as Europe, for refining into pure gold and silver.  By the end of 1875, approximately 750,000 ounces of gold equivalent were reportedly extracted from the shafts on War Eagle Mountain.

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

The mines on War Eagle Mountain were very productive in the first few years because the surface deposits were of extraordinary richness. As the mines got deeper the veins had a smaller yet more consistent amount of minerals in relation to the amount of rock that needed to be removed to expose it. Generally, the value of minerals per ton of rock removed remained consistent from a depth of 150 feet to as deep as any of the mines were worked. This would indicate that the extensions of the veins into the deeper levels, not yet reached by the mine shafts, would contain the same percentage of minerals.

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

Leased Properties:  GoldLand owns an undivided 29.167% fee title interest in seven properties, and fourteen unpatented lode mining claims, which we lease from GoldLand under a lease dated October 11, 2007.  The lease expires on October 1, 2026, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.  Under the lease, we are responsible for all mining activities on the land, and we are obligated to make annual lease payments of $1,000,000 per year payable monthly, a nonaccountable expense allowance of $10,000 per month for any month in which minerals are mined from the property, and a royalty of 15% from any proceeds we receive from a smelter of minerals produced from tailing piles on the premises or through shafts or adits located on the premises.  The properties which we lease from GoldLand are listed below:

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

Mill Site: We own 20 acres in Owyhee County at the foot of War Eagle Mountain, where we have offices on site and a milling complex suitable for the present planned operations.

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

Through December 31, 2013, we spent approximately $2,155,040 to acquire and refurbish the mine shafts, the Sinker Tunnel and access roads.

Some of the properties have been surveyed by competent professional engineer and surveyors, but we have yet to have the properties evaluated to determine whether any mineral deposits can be mined profitably at current market rates. Therefore, the properties are without known reserves and our proposed mining activities are exploratory in nature at this time.  The most comprehensive survey of the mineralogy of War Eagle Mountain is a report issued by the Idaho Bureau of

Mines and Geology in 1926.  However, the authors of the report did not have access to the flooded mine shafts, and developed their report from visual observation of the surface, reports of past mining activity, and interviews with mining engineers who had previously worked at the site. Other reports include a report prepared in 1928 by Sinker Tunnel Mining Co., which at the time was in the process of refurbishing and extending the Sinker Tunnel, and a report issued by Copper Range Exploration in 1970.  However, the mountain has never been surveyed with a comprehensive scheme of core samples to locate and assess the veins that exist on the mountain.  All representations of potential quantities of minerals are based on historical records which are believed to be accurate, but which may not have been performed pursuant to modern standards for evaluating mineral claims. We plan to start extracting minerals from inside the Sinker tunnel during 2014.

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

•

If need be, the concentrate will then be fed to a Denver Floatation, 10 cell unit, where the heavy metals (gold, silver, titanium, etc.) rise in a froth and are skimmed off the water and collected as a sludge and deposited in sealed containers.  The final product is then dried, assayed and sent to our metallurgical lab for purification and the pouring of bullion Dore bars.

•

The concentrate will then enter a leaching process where the heavy metals (gold, silver, titanium, etc.) are separated from other substances and processed in an electro winning unit which collects the precious metal as a sludge. The final product is then dried, assayed and taken to the metallurgical lab for purification and the pouring of bullion Dore bars.

Proposed Leaching Facility

We plan to begin construction of a chemical leaching facility in the spring of 2015 after we have obtained the financing necessary to complete our precious metals extraction facility. We decided to construct a chemical leaching facility based on assays of the 35,000 tons of raw material fed to the mill since the opening, which indicated that a material amount of the gold and silver in the tailings were not being separated using our existing gravity separation process because the gold and silver was chemically bound to less valuable rock.  We expect that the facility will cost about $2 million, and will take about one year to complete.  After the leaching facility is complete, our mill will be modified to route the raw material through the gravity circuit then through the floatation circuit then to the leaching facility and finally to our metallurgical lab in one continuous loop. The lab will enable us to process the gold and silver in our concentrate into bullion Dore bars, which will then be assayed and shipped to our contracted refiner for final processing to the level of purity needed to create revenue.  Until our leaching line is commissioned, we are smelting our concentrate into Dore bars after an onerous and time consuming partial separation of the precious metals from the sulphides to which they are bound by nature. The concentrate that we cannot process in our temporary smelter due to capacity constraints will be stockpiled until our leaching line is operational.

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

Seasonality of Business

Weather conditions will not affect our ability to mine raw material or minerals from our property.  Generally, from November to April of each year the road leading to the top of the mountain property is impassable because of snow. However, during the winter months we plan to transport raw material and minerals from the Sinker Tunnel, which is open year round. In addition we plan to process ore from third parties for a charge per ton covered in various tolling contracts. Under our exploration permit, we plan to mine and deliver more raw material and minerals to the mill to ensure a steady stream of revenues throughout the year.

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

Employees and Consultants

At December 31, 2013, we had 3 employees.  We also rely upon a number of independent contractors to cover security and metallurgical work.

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

Shareholders May Suffer Dilution From the Issuance of Common Stock and Convertible Notes To Finance Our Operations

Since we decided to enter the mining business, we have financed the exploitation of our mining operations through the issuance of common stock for services or the issuance of convertible notes for cash.  The amount of common stock and convertible notes that have been issued in the last three years has resulted in substantial dilution to shareholders.  For example, at December 31, 2008, we had outstanding 97,843,962 shares of common stock, of which 49,572,217 shares had been issued in 2008 largely for services, rent and the conversion of notes.  During the year ended December 31, 2009, we issued an additional 71,986,613 shares, largely for services, rent and acquisitions.  During the year ended December 31, 2010, we issued an additional 116,756,429 shares, largely for services, rent and the conversion of notes. During the year ended December 31, 2012, we issued an additional 395,145,489 shares, largely for services, rent and the conversion of notes. During the year ended December 31, 2013, we issued an additional 1,948,996,959 shares, largely for services, rent and the conversion of notes. At December 31, 2013, we had $2,199,182 in convertible notes outstanding which were convertible into an additional 483,763,429 shares of common stock.

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

Furthermore, our employment agreements with all executives permit them to have outside business interests, such that they are not required to devote 100% of their working time to our business.  Mr. Quilliam estimates that he spends 100% of his working time on activities related to the operations of GoldLand and us.  Christian Quilliam and Thomas Ridenour spend about 95% of their working time on activities related to operations of GoldLand and us. Mr. Christian Quilliam, having resigned as an officer and director of GoldLand, is now expected to devote most of his time to our operation.  The fact that our executives have outside business interests could lessen their focus on our business.

Our Officers And Directors Have Voting Control Over Us, And Outside Shareholders Will Have Little Voice In Management.

Our Directors currently control us by virtue of their control of the majority of our Class B Common Stock.  Each share of our Class A Common Stock is entitled to one vote per share, while each share of our Class B Common Stock is entitled to forty (40) votes per share.  As of March 30, 2014, our Directors combined control 27,485,419 shares of Class B Common Stock, which is 82.7% of the outstanding Class B Common Stock.  In addition, they control 1,618,459,796 shares of Class A Common Stock which is 47.5% of the outstanding Class A Common Stock.  Because of the voting power of the Class B Common Stock, our Directors control 60.3% of the possible votes on any matter that must be approved by shareholders, which is sufficient to control the outcome of any shareholder vote.

Our Directors Have A Material Conflict of Interest With Respect To Our Mining Lease With GoldLand.

Our mining operations are based upon a lease of GoldLand’s mining rights on War Eagle Mountain.  Six of our seven directors, Pierre Quilliam, Denise Quilliam, Tom Ridenour, Allan Breitkreuz, Lew Georges and Paul Parliament, are the sole directors of GoldLand.

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

We Have Substantial Indebtedness and Capital Needs That Require That We Raise Capital.

As of December 31, 2013, we had current assets of $2,574,041, current liabilities of $3,551,961, and a working capital deficit of ($977,920).  We have $1,031,154 of accounts payable to third parties, and $2,157,070 of note payments due in the next year.  In addition, we have an additional $20,095 of notes payable due in more than one year, some of which have been reclassified to current liabilities due to our failure to make interest payments on the notes.  As discussed elsewhere, we also have substantial capital needs to complete our leaching facility and metallurgical lab, complete our survey of War Eagle Mountain and for working capital.  We are currently unable to pay our liabilities in the normal course of business from cash flow from mining operations.  If we are unable to raise substantial new capital, we be forced to terminate our operations or sell out to a larger company.  We expect that any capital we raise will be dilutive to existing shareholders.

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

We Have a Large Potential Judgment Against Us.

In June 2013, we were notified that a Default Judgment and Decree of Foreclosure (the “Judgment”) had been entered against us by the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee in litigation that we have with William Earll (“Earll”) and Earll Excavation, Inc. (“EEI”)  The Judgment granted a judgment against us in favor of EEI in the amount of $567,743.56, plus post-judgment interest at the rate of 5.25% per annum.  The Judgment also held that EEI had a first lien our Diamond Creek Mill site in Owyhee County, Idaho to secure an indebtedness of $289,648.30, plus post-judgment interest.  The Judgment further ordered that a sheriff’s sale be held of such property.  Finally, the

Judgment dismissed our counterclaims against EEI and Earll with prejudice.  We retained new counsel who filed a motion to vacate the Judgment. On July 17, 2013, the court revoked and set aside the Judgment.  On October 11, 2013, the court held in hearing in the litigation with William Earll and Earll Excavations, Inc.  The hearing resulted in the court entering an order on October 29, 2013 directing that an Order of Default be entered nunc pro tunc to June 14, 2013.  We thereafter filed a motion to reconsider the October 29, 2013 Order.  The motion was heard in March 2014 and is currently under advisement by the court.  If we are unsuccessful with our motion to reconsider, we plan to pursue all possible appeals.

In the event we are unsuccessful setting aside the judgment, we will have to raise settle or pay off the Judgment in full, or we could face the seizure of our assets to pay the Judgment, which would have a materially adverse impact on our business and operations.

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

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our stock is divided into two classes – Class A and Class B – which have an equal right to profits and distributions.  However, Class A Common Stock only has one vote per share while Class B Common Stock has forty votes per share.  Members of the Quilliam family hold 13,985,419 shares of Class B Common Stock, which is 42.1% of the outstanding Class B Common Stock and represents 559,416,760 votes. When combined with the Quilliam family’s ownership of Class A Common Stock, the Quilliam family controls 30% of the total votes at any meeting of shareholders. As a result, at any meeting of shareholders the Quilliam family has a disproportionate voting power.  The Quilliam family’s control of our Class B Common Stock may prevent our stockholders from replacing a majority of our board of directors at any shareholder meeting, which may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

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

We have purchased a 20 acres site in Owyhee County at the foot of War Eagle Mountain for an amount of $250,000 payable as follows; $25,000 at purchase and $22,500 per year for the next ten years interest free. We have offices on site and a milling complex suitable for the present planned activities. We are also constructing a metallurgical lab and have received a permit to operate a closed circuit cyanide leaching plant on the property.

We lease office space at 1001 3rd Avenue West, Suite #430, Bradenton, FL 34205, under a lease that runs from August 15, 2013 to August 14, 2015 at a rate of $546 per month for the first 12 months and $560 per month for the second 12 months. We share the cost of the lease with GoldLand equally.

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

ITEM 3. LEGAL PROCEEDINGS.

JMJ Litigation

On June 4, 2012, we issued a convertible promissory note to JMJ Financial (“JMJ”) in the original principal amount of $315,000 (the “June Note”).  On July 12, 2012, we issued a convertible promissory note to JMJ in the original principal amount of $525,000 (the “July Note” and with the June Note, the “Notes”).  The Notes are convertible into Class A Common Stock at a conversion price equal to 80% of the three lowest daily average trading prices of the Common Stock during the 15 trading days preceding the conversion. On November 30, 2012, JMJ submitted a conversion request for $54,079.20 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,000,000 shares of Class A Common Stock.  On December 12, 2012, JMJ submitted another conversion request for $52,360 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,500,000 shares of Class A Common Stock.  We did not honor either conversion request because of our belief that JMJ was impermissibly shorting our Class A Common Stock, and was improperly manipulating the market price of our Class A Common Stock. On December 21, 2012, JMJ filed a lawsuit against us and Pierre Quilliam, our chief executive officer.  The lawsuit sought a judgment against us for all amounts due under both Notes.  The lawsuit also sought a judgment against Mr. Quilliam for amounts due under both Notes on the theory of fraudulent inducement and/or fraudulent misrepresentation.

On December 13, 2013, we entered into a settlement agreement with JMJ, and the case was dismissed.  Under the settlement, we issued JMJ a new note for $759,640 to evidence our existing obligations to JMJ.  The new note bears a one-time interest charge of 12%, and is convertible into shares of Class A Common Stock at such prices that JMJ and us agree from time to time.  In addition, the new note provides that JMJ is prohibited from shorting our Class A Common Stock.  We agreed to issue JMJ sufficient shares of Class A Common Stock in conversion of note to enable it to sell shares worth $1,500 per day through April 15, 2014.  We are obligated to pay the balance of the note as of April 15, 2014 in cash in fourteen equal monthly payments due on the first day of each calendar month.  Any remaining balance on the note is due on May 15, 2015.

In addition, as part of the settlement, JMJ agreed to loan us an additional $100,000.  The additional loan is evidenced by an additional note for the principal amount of $111,000, which reflects the $100,000 loaned plus 9.9% interest thereon.  The note is convertible into Class A Common Stock at a conversion equal to the lesser of $0.005 per share or 70% of the lowest trading price in the 25 trading days previous to the conversion, provided that if the shares are not delivered by DWAC then an additional 10% discount will apply, and if the shares are not eligible for deposit into the DTC system, then an additional 5% discount shall apply. The $111,000 note further prohibits JMJ from shorting our Class A Common Stock, and provides that if we enter into financing on more favorable terms than are evidenced by the $111,000 note, then the $111,000 note shall be repayable on such more favorable terms at JMJ’s option.  As part of the settlement, Mr. Quilliam entered into a limited personal guarantee under which he guaranteed our obligation to issue shares on conversion of the $111,000 note, as well as any penalties that we have to pay in the event we do not promptly honor a conversion request.  Mr. Quilliam’s personal guarantee terminates in the event he ceases to be an officer or director or 5% shareholder prior to an event of default occurring under the $111,000 note.

Finally, we agreed to issue JMJ 5,000,000 shares of restricted Class A Common Stock in consideration for the cancellation of 33,333,334 warrants issued pursuant to the June Note and the July Note.

Earll Litigation

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

In June 2013, we were notified that a Default Judgment and Decree of Foreclosure (the “Judgment”) had been entered in the lawsuit by the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee.  The Judgment granted a judgment against us in favor of EEI in the amount of $567,743.56, plus post-judgment interest at the rate of 5.25% per annum.  The Judgment also held that EEI had a first lien our Diamond Creek Mill site in Owyhee County, Idaho to secure an indebtedness of $289,648.30, plus post-judgment interest.  The Judgment further ordered that a sheriff’s sale be held of such property.  Finally, the Judgment dismissed our counterclaims against EEI and Earll with prejudice.  We retained new counsel who filed a motion to vacate the Judgment. On July 17, 2013, the court revoked and set aside the Judgment.  On October 11, 2013, the court held in hearing in the litigation with William Earll and Earll Excavations, Inc.  The hearing resulted in the court entering an order on October 29, 2013 directing that an Order of Default be entered nunc pro tunc to June 14, 2013.  We thereafter filed a motion to reconsider the October 29, 2013 Order.  The motion was heard in March 2014 and is currently under advisement by the court.  If we are unsuccessful with our motion to reconsider, we plan to pursue all possible appeals.

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

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

From March 4, 2010 to March 1, 2011, our Class A Common Stock was quoted on the OTC Bulletin Board. On March 1, 2011, trading in our Class A Common Stock was removed from the OTC Bulletin due to quoting inactivity under Rule 15c2-11.  On November 1, 2011, trading in our Class A Common Stock resumed on the OTC Bulletin Board.  During the period from March 1, 2011 to November 1, 2011, our Class A Common Stock was quoted on the OTCQB operated by OTC Markets Group, Inc. The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2011 and 2012:

	2012		2013
	High	Low	High	Low
First Quarter	0.07	0.03	0.0275	0.0145
Second Quarter	0.04	0.01	0.0179	0.0052
Third Quarter	0.05	0.02	0.0110	0.0030
Fourth Quarter	0.04	0.02	0.0068	0.0012

There were 198 shareholders of record of the common stock as of December 31, 2013. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2013 or 2012.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2013, we issued securities in the following unregistered transactions:

•

We issued a total of $24,695 in two year notes payable.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0016 to $0.0035 per share.

•

We issued a $36,000 two year note payable. The note was to be repaid in gold.  The note has since been repaid by the issuance of shares

•

We issued 893,516,000 shares of Class A Common Stock to our officers and directors for compensatory purposes.

•

We issued 67,915,116 shares of Class A Common Stock to vendors for consulting services.

•

We issued 12,000,000 shares of our Class B Common Stock to our Directors.

All securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, during the quarter ended December 31, 2013.

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

Results of Operations

Fiscal Years ended December 31, 2013 and 2012

We are in the exploration stage and generated revenues of $162,141 in the year ended December 31, 2012 and $24,300 in the year ended December 31, 2013.  Our revenues in the year ended December 31, 2013 are not representative of our revenues in the future.  Our primary operations consist of processing tailing from our mine site at the mill, and our ancillary operations consist of exploring War Eagle Mountain to evaluate and prove up its reserves.  Our analysis indicates that we can profitably process tailings left from prior mining operations if we have the proper infrastructure to extract the minerals from the tailings.  In May 2010, we began processing tailings from our mine site at our mill.  We initially planned to process the tailings into concentrate, which would then be shipped for final processing to a smelter, which would either then either return the material to us in the form of Dore bars (which would have to be shipped to a refiner for final processing) or pay us a market price for the minerals ultimately extracted from the concentrate.  In October 2010, we shipped our first load of concentrate to a smelter.  We subsequently decided to construct our own metallurgical lab at our milling site, and stockpiled concentrate until we had the capacity to smelt our concentrate.  In 2011, we completed a temporary metallurgical lab on our mill site and began shipping Dore bars in limited quantities to a refiner on a regular basis.  We expect to report increased revenues from our milling operation when our metallurgical lab and our leaching facility are completed.  The leaching facility will increase the percentage of valuable minerals that are extracted from the raw materials, and the completion of the metallurgical lab will increase the rate at which we can complete Dore bars for shipment to refiners. Until the metallurgical lab and leaching facility are completed, our revenues may not differ materially from what we generated in 2013.

Below are some metrics that are relevant to our current operations:

•

In 2012 and 2013, we decided not to transport tailings and focus our resources on completing our metallurgical lab, floatation circuit and leaching circuit which will increase our recoveries.

•

In 2012 and 2013, we processed 12,039 and 0 tons of tailings, respectively, through our mill circuit into concentrate. We have stockpiled most of the concentrate until it can be processed in our metallurgical lab.  In addition to concentrate, the processed tailings have been stockpiled for further processing through the planned leaching circuit.

•

In 2012, the average grade of the tailings input into our mill was as follows:

Mineral Grade	2012	2013
Gold ounces per ton	0.14	n/a
Silver ounces per ton	0.53	n/a

•

In 2012 and 2013, we shipped 12.6496 pounds and 8.251 pounds, respectively, of Dore bars for refining, which had an average grade as follows:

Dore Grade	2012	2013
Gold/Troy ounces per pound	7.77	6.42
Silver/Troy ounces per pound	6.39	31.86

•

In 2012, our refiner extracted 98.33 ounces of gold and 80.776 ounces of silver.  The average price per ounce was $1,623.28 for gold and $33.25 for silver.

•

In 2013, our refiner extracted 19.264 ounces of gold and 95.598 ounces of silver.  The average price per ounce was $1,336.00 for gold and $18.32 for silver.

We reported losses from operations during the years ended December 31, 2012 and 2013 of ($10,433,678) and ($7,422,730), respectively.  The decrease in loss in 2013 as compared to 2012 was largely attributable to the following factors:

•

Consulting fees decreased ($1,429,999) from $3,042,689 in 2012 to $1,612,690 in 2013 as a result of decreased use of consultants in connection with our efforts to commence mining operations on War Eagle Mountain.  The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2012	2013

Shareholder relations services	$ 208,519	$ 68,730
Investment banking	183,180	-
Locating and due diligence services on future acquisition opportunities	1,518,400	1,006,058
Administrative, office, clerical	-	25,144
Legal services	63,320	90,000
Advice on debt and equity capital raising	945,000	427,090

•

Exploration expenses were $28,248 in 2012 as compared to $102,980 in 2013 as a result of increased activity developing and refurbishing the Sinker Tunnel;

•

Mill operating expenses were $665,572 in 2012 as compared to $442,042 in 2013.  Mill operations slowed significantly during the year 2013.

•

Property lease fees were $1,000,000 in 2012 and 2013;

•

Compensation expense decreased to $75,559 in 2013 as compared to $414,005 in 2012 as a result of reduction in force at our Mill.

•

Stock compensation expense decreased to $2,834,511 in 2013 as compared to $4,122,143 in 2012.  We did not issue stock options in 2013. In 2012, we issued stock options.

•

General and administrative expenses increased from $929,054 in 2012 to $976,439 in 2013 primarily higher legal expenses.

We reported net losses during the years ended December 31, 2012 and 2013 of ($12,955,490) and ($9,262,429), respectively.  The decreased loss in 2013 as compared to 2012 was largely attributable to a decrease in debt conversion costs, increased interest expense and decreased loss from operations.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for fiscal years ended December 31, 2013 and 2012:

	Fiscal Year ended December 31,
	2013	2012
Net cash provided by (used) in operating activities	$ (701,979)	$ (2,498,652)
Net cash provided by (used) in investing activities	(40,692)	(519,504)
Net cash provided by (used) in financing activities	741,995	3,021,297
Net (decrease) increase in unrestricted cash and cash equivalents	$ (676)	$ 3,141

Comparison of 2013 and 2012

In the years ended December 31, 2013 and 2012, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($701,979) of cash in 2013, as compared to ($2,498,652) of cash in 2012.  Major non-cash items that affected our cash flow from operations in 2013 were non-cash charges of $743,801 for depreciation and amortization, $1,611,688 for the value of common stock issued to consultants for services, and $2,834,510 for the value of common stock issued for compensation to officers and employees.  Our operating assets and liabilities supplied $1,552,021 of cash, most of which resulted from an increase in accounts payable and accrued liabilities of $94,698, an increase in accrued payroll of $95,398, a decrease in prepaid expenses of $117,933, and a decrease in amounts due from related parties of $790,597.

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

Investing activities used ($519,504) of cash in 2012, as compared to ($40,692) of cash in 2013.  The significant decrease in cash used in investing activities was primarily attributable to materially lower expenditures for equipment and buildings.

Financing activities supplied $3,021,297 of cash in 2012 as compared to $741,995 of cash in 2013.  Substantially all of the cash supplied in both years resulted from the issuance of notes, net of sums spent to repay notes.  In 2013, we issued $775,525 in notes, as compared to 2012 when we issued $3,129,888 of notes.

Liquidity

Our balance sheet as of December 31, 2013 reflects current assets of $2,574,041, current liabilities of $3,551,961, and a working capital deficit of ($977,920).  During the first quarter 2014, we issued 257,323,769 shares of Class A Common Stock upon conversion of promissory notes with an aggregate principal and interest amount of $322,643.

We will need substantial capital over the next year.  We project that we will need about $1,900,000 of working capital pending the building of a leaching unit, to improve the yields from our tailings, and about $10,000,000 to complete the exploration phase.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature over the next two years.  As of December 31, 2013, we had the following debts that mature in the near future:

•

$1,139,210 in two year notes payable, of which $1,119,115 is due during 2014.  As of December 31, 2013, we had failed to pay all interest owed on the notes, and we are in default thereunder.  We do not face any legal action from any of the note holders at this time, and we do not have any formal agreement to waive our default thereunder.  We have been in contact with all of our noteholders, and informed them of the status of financing and our ability to pay their notes.  To date, none of the noteholders have filed a lawsuit against the Company.  We have offered the noteholders the option of converting their notes into common stock at the current market price, instead of the conversion price stated in the notes, and a number of noteholders have accepted the offer.  The remaining noteholders have elected to hold their notes and allow us time to raise the financing we need to complete our facilities and repay their notes.

•

$117,186 owed to Iliad Research & Trading, LP, which requires monthly payments of $47,208.33 per month, plus the amount of accrued interest on the note. As of December 31, 2013, we were not in default to Iliad.

•

$942,786 owed to JMJ.  We settled litigation with JMJ on December 13, 2013, we were not in default to JMJ at December 31, 2013.

•

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

As of March 30, 2014, we are obligated to issue approximately 484 million shares of Class A Common Stock upon conversion of outstanding notes.  Our contingent obligation to issue new shares of Class A Common Stock, combined with our plans to issue shares of Class A Common Stock to satisfy certain recurring liabilities, may impair our ability to raise capital by issuing shares of Class A Common Stock or securities convertible into Class A Common Stock, because future investors may be worried about future dilution.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2012 and 2013.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Thomas C. Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2013 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9A (T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Listed below are our directors and executive officers.

Name	Age	Present Positions with Company
Pierre Quilliam	75	Chairman and Chief Executive Officer
Allan Breitkreuz	46	Vice President of Finance and Development, Director
Denise Quilliam	75	Director
Paul Parliament	48	Director
Christian Quilliam	50	Chief Operating Officer and Director
Thomas C. Ridenour	52	Chief Financial Officer and Director
Lewis Georges	60	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

For the year ended December 31, 2013, the following officers, directors and beneficial owners failed to file the following Forms 4 or 5 on a timely basis:

•

Pierre Quilliam, Denise Quilliam, Christian Quilliam, Thomas C. Ridenour, Allan Breitkreuz, Lewis Georges and Paul Parliament failed to file a timely Form 4 with respect to shares of Class A and Class B common stock that they received as compensation in 2013, but they timely filed a Form 5 reporting those transactions.

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

Summary Compensation Table

Name and Principal Position	Year	Salary $ (1)	Bonus $ (2)	Stock Awards $ (3)	Option Awards $ (4)	All Other Compensation $ (1) (5)	Total $

Pierre Quilliam, Chairman and CEO	2013 2012	$ 325,000 $ 325,000	$ -- $ 113,750	$ 325,800 $ 310,000	$ -- $ 143,961	$ 204,567 $ 232,908	$ 855,367 $ 1,125,619

Allan Breitkreuz, Vice President - Finance and Director	2013 2012	$ 105,000 $ 115,000	$ -- $ 40,250	$ 50,800 $ --	$ -- $ 143,961	$ 130,253 $69,433	$ 286,053 $ 368,644

Christian Quilliam, COO and Director	2013 2012	$ 250,000 $ 225,000	$ -- $ 78,750	$ 225,800 $ 210,000	$ -- $ 143,961	$ 149,679 $ 133,020	$ 625,479 $ 790,731

Thomas C. Ridenour, CFO and Director	2013 2012	$ 250,000 $ 225,000	$ -- $ 78,750	$ 225,800 $ 210,000	$ -- $ 143,961	$ 305,256 $ 796,008	$ 781,056 $ 1,453,719

Pascale Quilliam, Vice President-Corporate Development	2013 2012	$ 135,000 $ 126,500	$ -- $ 44,275	$ 67,709 $ --	$ -- $ 71,981	$ 37,948 $ 31,815	$ 240,657 $ 274,571

(1)

The salary for each named executive is based on the amount of salary payable for 2013 under employment agreements dated January 1, 2013.  The salary for Pierre Quilliam and Thomas C. Ridenour were paid by multiple issuances of shares of Class A Common Stock totaling 224,375,842 shares and 179,486,893 shares, respectively.  The shares were valued at $488,475 and $390,750, respectively.  Christian Quilliam received cash compensation of $38,462 and the remaining compensation was received multiple issuances of shares of Class A Common Stock totaling 169,798,401 shares valued at $313,125. Allan Breitkreuz received cash compensation of $36,346 and the remaining compensation was received multiple issuances of shares of Class A Common Stock totaling 72,490,656 shares valued at $157,815.  Pascale Quilliam received partial salary in cash of $20,769 and the remaining in multiple issuances of shares of Class A Common Stock totaling 91,691,137 shares valued at $152,179. The board granted each executive additional shares of Class A Common Stock as compensation for the fact that the executive was not being paid in cash as required by his/her employment agreement and the executive’s commitment to pay any taxes associated with the portion of the salary paid in shares of Class A Common Stock.  To the extent an executive was issued shares of Class A Common Stock in excess of the amount due the executive for salary, the excess is reported in “All Other Compensation.”

The salary for each named executive is based on the amount of salary payable for 2012 under employment agreements dated January 1, 2012.  The salary for Pierre Quilliam and Thomas C. Ridenour were paid by multiple issuances of shares of Class A Common Stock totaling 13,956,429 shares and 10,047,857 shares, respectively.  The shares were valued at $488,475 and $351,675, respectively.  Christian Quilliam received half salary in cash and half in multiple issuances of shares of Class A Common Stock totaling 4,831,071 shares valued at $169,087.  Pascale Quilliam received half salary in cash and half in multiple issuances of shares of Class A Common Stock totaling 2,716,136 shares valued at $95,065. The board granted each executive additional shares of Class A Common Stock as compensation for the fact that the executive was not being paid in cash as required by his/her employment agreement and the executive’s commitment to pay any taxes associated with the portion of the salary paid in shares of Class A Common Stock.  To the extent an executive was issued shares of Class A Common Stock in excess of the amount due the executive for salary, the excess is reported in “All Other Compensation.”

(2)

The bonus paid in 2012 for each named executive was paid by the issuance of shares of restricted Class A Common Stock in the following amounts:  Pierre Quilliam, 7,583,334 shares; Thomas C. Ridenour, 5,250,000 shares; Allan Breitkreuz, 2,683,333 shares; Pascale Quilliam, 2,951,667 shares; and Christian Quilliam, 5,250,000 shares.  All shares were valued at $0.015 per share, which was the market price on the date of issuance.

No bonuses were paid in 2013.

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

In 2013, the board approved stock grants of shares of Class A Common Stock for Pierre Quilliam, Christian Quilliam, Allan Breitkreuz and Thomas C. Ridenour of 12,826,772 shares, 8,889,764 shares, 2,000,000 shares and 8,889,764 shares, respectively.  All shares were valued at $0.00254 per share, which was the market price on the date of issuance.  All shares were granted as deferred compensation subject to a one year vesting requirement.

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

No option awards were granted in 2013.

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

In addition to the amounts included in “All Other Compensation” described in paragraph 1 above, “All Other Compensation” in 2013 also includes 22,394,667, 22,394,667, 27,061,333 and 27,061,333 shares of Class A Common Stock issued to Pierre Quilliam, Denise Quilliam, Christian Quilliam and Thomas C. Ridenour, respectively, for serving on the board of directors.  All shares were valued at $0.0015 per share, which was the market price on the date of issuance.  Also, 1,500,000, 1,500,000, 1,500,000 and 1,500,000 shares of Class B Common Stock were issued to Pierre Quilliam, Allan Breitkreuz, Christian Quilliam and Thomas C. Ridenour, respectively. All shares were valued at $0.005 per share, which was the market price on the date of issuance.

(6)

The value of stock and options reported for each named executive is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

We did not reprice any options or stock appreciation rights during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Pierre Quilliam	2,000,000 10,000,000 10,000,000 --	-- -- -- --	-- -- -- --	0.20 0.041 0.017 --	10/19/2020 12/30/2021 12/10/2022 --	-- -- -- 8,857,143**	-- -- -- 177,143	-- -- -- --	-- -- -- --

Allan Breitkreuz	3,000,000 10,000,000 10,000,000	-- -- -- --	-- -- --	0.20 0.041 0.017	10/19/2020 12/30/2021 12/10/2022	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --

Pascale Tutt	1,000,000 5,000,000 5,000,000	-- -- --	-- -- --	0.20 0.041 0.017	10/19/2020 12/30/2021 12/10/2022	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --

Christian Quilliam	3,000,000 10,000,000 10,000,000	-- -- -- --	-- -- --	0.20 0.041 0.017	10/19/2020 12/30/2021 12/10/2022	-- -- -- 6,000,000**	-- -- -- 120,000	-- -- -- --	-- -- -- --

Thomas C. Ridenour	3,000,000 10,000,000 10,000,000	-- -- --	-- -- --	0.20 0.041 0.017	10/19/2020 12/30/2021 12/10/2022	-- -- -- 6,000,000**	-- -- 120,000	-- -- -- --	-- -- -- --

*The options vest one year from the date of issuance, or on December 10, 2013.

**The stock grants vest one year from the date of issuance of the shares, or on January 3, 2013. The market value of the shares is based on a closing price of $0.02 per share on December 31, 2012.

Employment Agreements

We have employment agreements currently. We are accruing compensation to our officers at rate specified in employment agreements with each officer.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Denise Quilliam (1)	-	33,592	-	-	-	-	33,592
Lewis Georges (2)	-	55,592	-	-	-	-	55,592
Paul Parliament (3)	-	48,092	-	-	-	-	48,092

(1)

Ms. Quilliam’s stock award consists of 22,394,667 shares of Class A Common Stock valued at $0.0015 per share that were issued as compensation for serving on the board of directors.  In addition, 1,500,000 shares of Class B Common Stock valued at $0.005 per share were issued to

(2)

Mr. Georges’ stock award consists of 27,061,333 shares of Class A Common Stock valued at $0.0015 per share that were issued as compensation for serving on the board of directors.  In addition, 3,000,000 shares of Class B Common Stock valued at $0.005 per share were issued to Mr. Georges.

(3)

Mr. Parliament’s stock award consists of 27,061,333 shares of Class A Common Stock valued at $0.0015 per share that were issued as compensation for serving on the board of directors. In addition, 1,500,000 shares of Class B Common Stock valued at $0.005 per share were issued to Mr. Parliament.

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

	Class A Shares		Class B Shares		Total Votes
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Aggregate No. of Votes (1)	% of Total Votes (1)
Pierre Quilliam (2)(3)(13)	578,140,096	16.9%	3,019,500	9.1%	676,920,096	14.3%

Thomas C. Ridenour (4)(13)	455,303,784	13.3%	3,000,000	9.0%	552,303,784	11.7%

Christian Quilliam (5)(13)	295,965,669	8.6%	4,746,875	14.3%	462,840,669	9.8%

Denise Quilliam (2)(6)(13)	45,046,599	1.3%	6,219,044	18.7%	288,308,359	6.1%

New Vision Financial, Ltd. (7) 60 Market Square P.O. Box 364 Belize City, Belize	103,038,310	3.0%	5,387,761	16.2%	318,548,750	6.7%

Allan Breitkreuz (8)(13)	171,302,875	5.0%	3,000,000	9.0%	268,302,875	5.7%

Paul Parliament (9)(13)	138,598,593	4.1%	3,000,000	9.0%	258,598,593	5.5%

Lewis Georges (10)(13)	41,602,180	1.2%	4,500,000	13.5%	210,602,180	4.4%

Pascale Quilliam (11)(13)	152,168,269	4.5%	-	0.0%	141,168,269	3.0%

All Officers and Directors as a Group	1,878,128,065	53.3%	27,485,419	82.7%	2,859,044,825	60.3%

(1)

Based upon Based upon 3,407,737,068 shares of Class A Common Stock issued and outstanding as of March 30, 2014, each of which is entitled to one vote per share, and 33,253,180shares of Class B Common Stock issued and outstanding as of March 30, 2014, each of which is entitled to forty (40) votes per share.

(2)

Pierre Quilliam and Denise Quilliam are married.

(3)

Pierre Quilliam’s ownership of Class A Common Stock consists of 555,939,004 shares owned outright, 201,092 shares owned by Bisell Investments of Florida, Inc., and 2,000,000, 10,000,000 and 10,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20, $0.041, and $0.017 per share and expire October 19, 2020 December 30, 2021 and December 10, 2022, respectively.   Mr. Quilliam serves as President of Bisell investments of Florida, Inc.

(4)

Thomas C. Ridenour’s ownership of Class A Common Stock consists of 432,303,784 shares owned outright, and 3,000,000, 10,000,000 and 10,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20, $0.041 and $0.017 per share and expire October 19, 2020 and December 30, 2021, December 10, 2022, respectively

(5)

Christian Quilliam’s ownership of Class A Common Stock consists of 105,740,155 shares owned outright, 167,225,264 shares owned by Q-Prompt, Inc., a corporation owned by Mr. Quilliam, 250 shares owned by Mr. Quilliam’s Spouse and 3,000,000, 10,000,000 and 10,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20, $0.041 and $0.017 per share and expire October 19, 2020, December 30, 2021, and December 10, 2022, respectively.

(6)

Denise Quilliam’s ownership of Class A Common Stock consists of 39,076,599 shares owned outright, 470,000 shares owned by 87807 Canada and 500,000 and 5,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20 per share and $0.041 per share and expire October 19, 2020 and December 30, 2021, respectively.  Ms. Quilliam’s ownership does not include 5,000,000 shares which she has the right to acquire under options that have not vested yet.

(7)

New Vision Financial, Ltd.’s shares include 103,038,310 shares of Class A Common Stock owned outright.

(8)

Mr. Breitkreuz’s ownership of Class A Common Stock consists of 148,302,875 shares owned outright, and 3,000,000, 10,000,000 and 10,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20, $0.041 and $0.017 per share and expire October 19, 2020 and December 30, 2021, December 10, 2022, respectively

(9)

Mr. Parliament’s ownership of Class A Common Stock consists of 103,074,294 shares owned outright, 35,524,299 shares owned by The Parliament Corporation, a company owned by Mr. Parliament.

(10)

Mr. Georges’ ownership of Class A Common Stock consists of 30,597,780 shares owned outright, 4,400 shares owned by a minor child, and 1,000,000, 5,000,000 and 5,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20, $0.041 and $0.017 per share and expire October 19, 2020, December 30, 2021 and December 10, 2022, respectively.

(11)

Ms. Pascale Quilliam’s ownership of Class A Common Stock consists of 141,168,269 shares owned outright and 1,000,000, 5,000,000 and 5,000,000 shares issuable pursuant to options that are immediately exercisable, have an exercise price of $0.20, $0.041 and $0.017 per share and expire October 19, 2020, December 30, 2021 and December 10, 2022, respectively.

(12)

All shares of Class B Common Stock are owned outright, and there are no options or warrants to issue Class B Common Stock.

(13)

1001 3rd Ave., W., Bradenton, Florida 34205.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 about our outstanding compensation plans under which shares of stock have been authorized:

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

Loans by Officers

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at December 31, 2012 and December 31, 2013 was $156,713 and $0, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to various mill operating costs.  The outstanding loans were repaid with the issuance of 159,603,293 shares of Class A Common Stock.

Thomas C. Ridenour has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Ridenour at December 31, 2012 and December 31, 2013 was $45,378 and $0, respectively. The outstanding loans were repaid with the issuance of 74,755,853 shares of Class A Common Stock.

Investments in Notes

From 2007 to 2013, we have issued various notes to investors to raise capital.  The notes have a term of two years, bear interest at 7% per annum payable monthly, and are convertible into Class A Common Stock at the market price on the date of issuance of the note.  Erna Breitkreuz, the mother of Allan Breitkreuz, has purchased $154,000 of convertible notes in the offering.  Sherrie Breitkreuz, the sister of Allan Breitkreuz, has purchased $13,000 of convertible notes in the offering.  Helmut Breitkreuz, the father of Allan Breitkreuz, has purchased $100,000 of convertible notes in the offering.

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

The following is a summary of the fees billed to the Company by Uniack for professional services rendered for the fiscal years ended December 31, 2012 and 2013:

Fee Category	Fiscal 2012 Fees	Fiscal 2013 Fees
Audit Fees	$ 24,000	$ 24,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$ 24,000	$ 24,000

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2012 or 2013.

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

10.8	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.9	Amendment to Amendment to Lease dated March 24, 2011 ((Incorporated by reference to the Form 10-K/A filed November 30, 2011)
10.10	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated April 12, 2013 (incorporated by reference to Form 10-K filed on April 12, 2013)
10.11	2012 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed July 9, 2012)

10.12	2012 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed July 9, 2012)
10.13	Securities Purchase Agreement dated March 30, 2012 by and between Silver Falcon Mining, Inc. and Iliad Research and Trading, LP (incorporated by reference to the Form 8-K filed April 10, 2012)
10.14	Promissory Note payable to Iliad Research and Trading, LP dated March 30, 2012 (incorporated by reference to the Form 8-K filed April 10, 2012)
10.15	Transfer Agent Instructions dated March 30, 2012 (incorporated by reference to the Form 8-K filed April 10, 2012)
10.16	Common Stock Purchase Warrant dated June 4, 2012 by and between Silver Falcon Mining, Inc. and Iliad Research and Trading, LP (incorporated by reference to the Form 8-K filed June 8, 2012)
10.17*	Settlement Agreement dated December 13, 2013 by and among Justin Keener, d/b/a JMJ Financial, Silver Falcon Mining, Inc. and Pierre Quilliam
10.18*	$759,640 Promissory Note payable by Silver Falcon Mining, Inc. to JMJ Financial
10.19*	$111,000 Promissory Note payable by Silver Falcon Mining, Inc. to JMJ Financial
10.20*	Limited Personal Guaranty Agreement dated December 13, 2013 by and among Silver Falcon Mining, Inc., JMJ Financial and Pierre Quilliam
14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21*	Subsidiaries of Registrant (incorporated by reference to Form 10-K filed on April 12, 2013)
23*	Consent of W.T. Uniack & Co. CPA's P.C.
31.1*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act (incorporated by reference to Form 10-K filed on April 12, 2013)

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SILVER FALCON MINING, INC.
Dated: April 15, 2014	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: April 15, 2014	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: April 15, 2014	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: April 15, 2014	/s/ Lewis Georges
Lewis Georges, Director

Dated: April 15, 2014	/s/ Denise Quilliam
Denise Quilliam, Director

Dated: April 15, 2014	/s/ Christian Quilliam
Christian Quilliam, Chief Operating Officer and Director

Dated: April 15, 2014	/s/ Thomas C. Ridenour
Thomas C. Ridenour, Chief Financial Officer and Director

Dated:
Allan Breitkreuz, Vice President and Director

Dated: April 15, 2014	/s/ Paul Parliament
Paul Parliament, Director

EXHIBIT A

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2013

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

PAGE
Audit Report of Independent Certified Public Accountants	F-3
Balance Sheets as of December 31, 2013 and 2012	F-4
Statements of Operations for the years ended December 31, 2013 and 2012, and the cumulative period from October 15, 2007 (inception) to December 31, 2013	F-5
Statements of Stockholders' Equity for the years ended December 31, 2013 and 2012	F-6
Statements of Cash Flows for the years ended December 31, 2013 and 2012, and the cumulative period from October 15, 2007 (inception) to December 31, 2013	F-7
Notes to Financial Statements for the years ended December 31, 2013 and 2012	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Silver Falcon Mining, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Silver Falcon Mining, Inc. (the “Company”) (An Exploration Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012, and the period from October 15, 2007 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2013 and 2012, and the period from October 15, 2007 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ W.T. Uniack & Co. CPA's P.C.

W.T. Uniack & Co. CPA's P.C.

Alpharetta, Georgia

April 11, 2014

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2013 and 2012

ASSETS	2013	2012
Cash and cash equivalents	$ 2,465	$ 3,141
Inventories, work in process	2,538,929	2,618,655
Due from related party (see Note 9)	32,647	823,244
Total current assets	2,574,041	3,445,040

Prepaid expenses (see Note 6)	194,250	312,183
Mill and mining Properties (see Note 4)	2,851,095	2,842,253
Mill Equipment, net of accumulated depreciation of $1,446,849 and $1,131,849 (see Note 5)	619,274	990,233
Other assets	13,900	9,900

Total Assets	$ 6,252,560	$ 7,599,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable	$ 1,031,154	$ 936,456
Accrued interest	81,197	74,199
Accrued compensation	-	-
Payroll liabilities	282,540	187,142
Due to related party	-	-
Notes payable – current	2,157,070	2,906,605
Director’s loan	-	-
Total current liabilities	3,551,961	4,104,402

Notes payable (see Note 7)	20,095	407,228
Total liabilities	3,572,056	4,511,630

Stockholders' equity:
Class A Common Stock, par value $0.0001 10,000,000,000 shares authorized, 2,764,005,816 and 815,008,857 shares issued and outstanding at December 31, 2013 and 2012, respectively	276,401	81,501
Class B Common stock, par value $0.0001, 250,000,000 shares authorized, 33,253,180 and 15,865,419 shares issued and outstanding at December 31, 2013 and 2012	3,325	1,587
Additional paid in capital	54,440,247	45,781,931
Accumulated deficit	(52,039,469)	(42,777,040)
Total stockholders' deficit	2,680,504	3,087,979

Total Liabilities and Stockholders' Deficit	$ 6,252,560	$ 7,599,609

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2013

	2013	2012	Cumulative from Inception

Revenue	$ 24,300	$ 162,141	$ 363,403

Expenses

Consulting fees	$ 1,612,690	$ 3,042,689	$ 18,089,258
Exploration and improvement	102,980	28,248	2,590,722
Mill operating expenses	442,042	665,572	2,456,576
Property lease fees	1,000,000	1,000,000	2,250,000
Compensation expense	75,559	414,005	2,852,741
Stock compensation expense	2,834,511	4,122,143	12,227,396
Depreciation expense	402,809	394,108	1,534,658
General and administrative	976,439	929,054	5,389,672
	7,447,030	10,595,819	47,391,023

Loss from operations	(7,422,730)	(10,433,678)	(47,027,620)
Debt conversion expense	(1,078,105)	(2,088,999)	(3,167,104)
Interest expense	(761,594)	(432,813)	(1,844,745)

Net Loss	$ (9,262,429)	$ (12,955,490)	$ (52,039,469)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.02)	(0.13)

Weighted average number of common shares outstanding – basic and diluted	1,131,354,668	662,554,744	411,760,119

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	COMMON STOCK	COMMON STOCK		ADDITIONAL
	SERIES A	SERIES B		PAID IN		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2011	419,863,368	$ 41,986	5,365,419	$ 537	$ 30,327,054	$ (29,821,550)	$ 548,027

Issuance of class A common stock for services	103,883,313	10,388			2,862,543		2,872,931
Issuance of common stock for equipment	-	-			-		-
Issuance of common stock for rent	3,480,000	348			113,252		113,600
Issuance of common stock for interest	2,778,567	278			133,057		133,335
Issuance of class A common stock for notes payable conversions	112,805,433	11,281			4,044,549		4,055,830
Issuance of class B common stock for notes payable conversions			-	-	-		-
Beneficial conversion					2,473,957		2,473,957
Options granted					849,371		849,371
Issuance of common stock for related party	51,095,553	5,110			1,652,869		1,657,979
Issuance of common A stock for compensation	119,102,623	11,910			3,004,662		3,016,572
Issuance of common B stock for compensation			10,500,000	1,050	255,150		256,200
Issuance of common A stock for cash	2,000,000	200			65,467		65,667
Net loss						(12,955,490)	(12,955,490)

Balance as of December 31, 2012	815,008,857	$ 81,501	15,865,419	$ 1,587	$ 45,781,931	$ (42,777,040)	$ 3,087,979

Issuance of class A common stock for services	209,742,296	20,974			1,590,714		1,611,688
Issuance of class A common stock for interest	10,320,731	1,032			26,665		27,697
Issuance of class A common stock for expenses	275,992,473	27,599			391,029		418,628
Issuance of class A common stock for notes payable conversions	455,827,761	45,583			2,462,462		2,508,045
Issuance of class A common stock for related party	12,000,000	1,200			292,800		294,000

Issuance of class A common stock for cash	20,000,000	2,000			28,000		30,000
Conversion of class A to class B common stock	(5,387,761)	(538)	5,387,761	538			-
Beneficial conversion					1,130,386		1,130,386
Options granted					-		-
Issuance of class A common stock for compensation	970,501,459	97,050			2,677,460		2,774,510
Issuance of class B common stock for compensation			12,000,000	1,200	58,800		60,000
Net loss						(9,262,429)	(9,262,429)

Balance as of December 31, 2013	2,764,005,816	$ 276,401	33,253,180	$ 3,325	$ 54,440,247	$ (52,039,469)	$ 2,680,504

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2013

	2013	2012	Cumulative from Inception

Cash flows from operating activities

Net Loss	$ (9,262,429)	$ (12,955,490)	$ (52,039,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	1,611,688	2,872,931	22,243,506
Issuance of common stock for compensation	2,834,510	3,272,772	8,382,019
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	27,697	133,335	223,992
Issuance of common stock for rent	-	113,600	1,315,730
Issuance of common stock for expenses	418,628	-	418,628
Issuance of common stock for related party	294,000	1,657,979	1,951,979
Debt conversion expense	1,078,105	2,088,999	3,167,104
Options granted	-	849,371	3,845,375
Depreciation	402,809	394,108	1,534,658
Amortization	340,992	208,923	549,915
Increase (decrease) in operating assets and liabilities:
Inventories, work in process	-	(846,403)	(2,618,655)
Prepaid expenses	117,933	15,000	(194,250)
Due from related party	790,597	(418,465)	(32,647)
Other assets	75,726	21,100	70,826
Accounts payable and accrued expenses	94,698	(13,048)	1,341,459
Accrued interest	377,669	(14,172)	508,246
Accrued payroll and payroll liabilities	95,398	120,808	1,777,461
Net cash used in operating activities	(701,979)	(2,498,652)	(7,541,073)

Cash flows from investing activities

Purchase of equipment	(31,850)	(181,673)	(2,129,106)
Purchase of or capitalized improvements to mill and mining properties	(8,842)	(337,831)	(2,097,007)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	(40,692)	(519,504)	(4,186,333)

Cash flows from financing activities

Proceeds from notes payable	775,525	3,129,888	11,909,492

Proceeds from sale of common stock	30,000	65,667	170,667
Purchase of common stock	-	-	(63,000)
Repayments of notes payable	(63,530)	(174,258)	(287,288)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	-	-	(338,113)
Net cash provided by financing activities	741,995	3,021,297	11,729,871

Net increase in cash	(676)	3,141	2,465

Cash - beginning of year	3,141	-	-
Cash - end of year	$ 2,465	$ 3,141	$ 2,465

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012, AND THE

PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO DECEMBER 31, 2013

(Continued)

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for notes payable conversion	2,508,045	4,055,830	9,984,765
Shares issued for interest	27,697	133,335	223,992
Shares issued for accrued compensation	-	-	1,494,921
Shares issued for rent	-	113,600	1,315,730
Shares issued for expenses	418,628		418,628
Shares issued for compensation	2,834,510	3,272,772	8,382,019
Shares issued for acquisition	-	-	355,085
Shares issued for purchase mining properties	-	-	754,089

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

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

Inventories-Work in Process

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

Significant Recent Accounting Pronouncements

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. The Company is still evaluating the impact of the updated guidance on the consolidated financial position, results of operations or cash flows.

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

NOTE 6 – MILL EQUIPMENT

During 2012 and 2013 we purchased and installed equipment to be used on our mining properties totaling $181,673 and $31,850, respectively.  The following table summarizes our equipment as of December 31, 2013.

Mill equipment	$ 2,153,932
Accumulated depreciation	(1,534,658)
$ 619,274

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

NOTE 8 – NOTES PAYABLE

In 2013 and 2012, we issued two-year promissory notes with an aggregate principal amount of $675,525 and $1,772,978, respectively, to various investors.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0016 to $0.23 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from January 18, 2014 to December 13, 2015.

In 2012, we issued multiple convertible notes with an aggregate principal amount of $106,910.  The notes have a term of two years, and accrues interest at 7% per annum payable monthly.  Principal and interest due on the notes is convertible, at the election of the holder, either into an aggregate of 68 oz. of gold bars that are 99.999% pure.  The notes have been converted.

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

JMJ Financial Convertible Note

As of December 31, 2012, we were indebted to JMJ Financial (“JMJ”) pursuant to two notes:

•

A convertible promissory note dated June 4, 2012 in the original principal amount of $315,000, which bore interest at the rate of 5% per annum.  All principal and accrued interest was due and payable under the note on December 4, 2013.  The note was convertible into shares of Class A Common Stock at any time at the option of the holder.  The conversion price was equal to 80% of the three lowest daily average trading prices of our Class A Common Stock during the 15 trading days preceding any conversion. We received gross proceeds of $300,000, which was net of original issue discount of $15,000. We could not prepay any part of the note without the prior consent of the holder. The note was subject to standard default provisions.

•

A convertible promissory note dated July 12, 2012 in the original principal amount of $525,000.  The note bore interest at the rate of 5% per annum.  All principal and accrued interest was due and payable under the note on January 12, 2014.  The note was convertible into shares of Class A Common Stock at any time at the option of the holder.  The conversion price was equal to 80% of the three lowest daily average trading prices of the Common Stock during the 15 trading days preceding any conversion.  We received gross proceeds of $500,000, which was net of original issue discount of $25,000.  We could not prepay any part of the note without the prior consent of the holder. The note was subject to standard default provisions.

In 2012, we got into a dispute with JMJ about whether it was impermissibly shorting our Class A Common Stock.  On December 21, 2012, JMJ filed a lawsuit against us and Pierre Quilliam, our chief executive officer.  The lawsuit sought a judgment against us for all amounts due under both Notes.  The lawsuit also sought a judgment against Mr. Quilliam for amounts due under both Notes on the theory of fraudulent inducement and/or fraudulent misrepresentation. In November, we reached a settlement of the litigation with JMJ.  Under the settlement, we agreed to a schedule under which the case was dismissed and JMJ’s existing indebtedness was satisfied by the issuance of a new note, and JMJ agreed to loan us an additional $100,000.  As of December 31, 2013, we were indebted to JMJ under two notes issued pursuant to the settlement as follows:

•

A note for $759,640 to evidence our prior obligations to JMJ.  The new note bears a one-time interest charge of 12%, and is convertible into shares of common stock at such prices that JMJ and us agree from time to time.  In addition, the new note provides that JMJ is prohibited from shorting our Class A Common Stock.  We agreed to issue JMJ sufficient shares of Class A Common Stock in conversion of note to enable it to sell shares worth $1,500 per day through April 15, 2014.  We are obligated to pay the balance of the note as of April 15, 2014 in cash in fourteen equal monthly payments due on the first day of each calendar month.  Any remaining balance on the note is due on May 15, 2015.

•

The note for $111,000, which reflects the $100,000 loaned plus 9.9% interest thereon.  The note is convertible into common stock at a conversion equal to the lesser of $0.005 per share or 70% of the lowest trading price in the 25 trading days previous to the conversion, provided that if the shares are not delivered by DWAC then an additional 10% discount will apply, and if the shares are not eligible for deposit into the DTC system, then an additional 5% discount shall apply. The $111,000 note further prohibits JMJ from shorting our common stock, and provides that if we enter into financing on more favorable terms than are evidenced by the $111,000 note, then the $111,000 note shall be repayable on such more favorable terms at JMJ’s option.  As part of the settlement, Mr. Quilliam entered into a limited personal guarantee under which he guaranteed our obligation to issue shares on conversion of the $111,000 note, as well as any penalties that we have to pay in the event we do not promptly honor a conversion request. Mr. Quilliam’s personal guarantee terminates in the event he ceases to be an officer or director or 5% shareholder prior to an event of default occurring under the $111,000 note.

General

The maturities of notes payable are as follows:

2014	$ 606,432
2015	1,570,734
Total	$ 2,177,166

Less current maturities	(2,157,070)
Long term debt	$ 20,095

During 2013, we issued 455,827,761 shares of our Class A common stock upon conversion of notes payable with an aggregate principal amount of $2,179,374.

During 2012, we issued 112,805,433 shares of our Class A common stock upon conversion of notes payable with an aggregate principal amount of $4,014,633.

On December 31, 2013 and 2012, the outstanding principal balance on the two-year promissory notes was $1,139,210 and $2,299,160, respectively.

At December 31, 2013, an aggregate of 73,403,733 shares of Class A Common Stock were issuable upon conversion of the notes.

NOTE 9 - INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Tax benefit computed at the maximum federal statutory rate	(35.0)%	(35.0)%

State tax rate, net of federal tax benefit	(3.9)	(3.9)

Increase in valuation allowance	38.9	38.9

Effective income tax rate	0.0%	0.0%

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards.

We have recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

	December 31, 2013	December 31, 2012

Deferred tax assets	$20,243,353	$16,640,269

Less valuation allowance	(20,243,353)	(16,640,269)

Net deferred tax assets	$—	$—

For financial statement purposes, no tax benefit has been reported as we have had significant losses in recent years and realization of the tax benefits is uncertain. Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

At December 31, 2013, we had net operating loss carryforwards of approximately $52,039,469 which will be available to offset future taxable income. These net operating loss carryforwards expire at various times through 2033. The utilization of the net operating loss carryforwards is dependent upon our ability to generate sufficient taxable income during the carryforward period.

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

As of December 31, 2013, GoldLand owed us $397,512 and as of December 31, 2012, GoldLand owed us $1,187,282.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, Allan Breitkreuz and Thomas C. Ridenour are all officers and directors of GoldLand and us. Furthermore, Denise Quilliam, Lew Georges and Paul Parliament are directors of GoldLand and us.

Pierre Quilliam has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at December 31, 2012 and December 31, 2013 was $156,713 and $0, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to various mill operating costs.  The outstanding loans were repaid with the issuance of 159,603,293 shares of Class A Common Stock.

Thomas C. Ridenour has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Ridenour at December 31, 2012 and December 31, 2013 was $45,378 and $0, respectively. The outstanding loans were repaid with the issuance of 74,755,853 shares of Class A Common Stock.

From 2007 to 2013, we have issued various notes to investors to raise capital.  The notes have a term of two years, bear interest at 7% per annum payable monthly, and are convertible into Class A Common Stock at the market price on the date of issuance of the note.  Erna Breitkreuz, the mother of Allan Breitkreuz, has purchased $154,000 of convertible notes in the offering.  Sherrie Breitkreuz, the sister of Allan Breitkreuz, has purchased $13,000 of convertible notes in the offering.  Helmut Breitkreuz, the father of Allan Breitkreuz, has purchased $100,000 of convertible notes in the offering.

Pierre Quilliam entered into a limited guarantee of a $111,000 note issued to JMJ in connection with the settlement of litigation with JMJ Financial. (See Note 11 – Commitments and Contingencies).

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Goldland Lease

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

JMJ Financial

On June 4, 2012, we issued a convertible promissory note to JMJ in the original principal amount of $315,000 (the “June Note”).  On July 12, 2012, we issued a convertible promissory note to JMJ in the original principal amount of $525,000 (the “July Note” and with the June Note, the “Notes”).  The Notes are convertible into Class A Common Stock at a conversion price equal to 80% of the three lowest daily average trading prices of the Common Stock during the 15 trading days preceding the conversion. On November 30, 2012, JMJ submitted a conversion request for $54,079.20 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,000,000 shares of Class A Common Stock.  On December 12, 2012, JMJ submitted another conversion request for $52,360 of indebtedness under the June Note, which by JMJ’s calculations would have required us to issue JMJ 3,500,000 shares of Class A Common Stock.  We did not honor either conversion request because of our belief that JMJ was impermissibly shorting our Class A Common Stock, and was improperly manipulating the market price of our Class A Common Stock. On December 21, 2012, JMJ filed a lawsuit against us and Pierre Quilliam, our chief executive officer.  The lawsuit sought a judgment against us for all amounts due under both Notes.  The lawsuit also sought a judgment against Mr. Quilliam for amounts due under both Notes on the theory of fraudulent inducement and/or fraudulent misrepresentation.

On December 13, 2013, we entered into a settlement agreement with JMJ, and the case was dismissed.  Under the settlement, we issued JMJ a new note for $759,640 to evidence our existing obligations to JMJ.  The new note bears a one-time interest charge of 12%, and is convertible into shares of Class A Common Stock at such prices that JMJ and us agree from time to time.  In addition, the new note provides that JMJ is prohibited from shorting our Class A Common Stock.  We agreed to issue JMJ sufficient shares of Class A Common Stock in conversion of note to enable it to sell shares worth $1,500 per day through April 15, 2014.  We are obligated to pay the balance of the note as of April 15, 2014 in cash in fourteen equal monthly payments due on the first day of each calendar month.  Any remaining balance on the note is due on May 15, 2015.

In addition, JMJ agreed to loan us an additional $100,000.  The additional loan is evidenced by an additional note for the principal amount of $111,000, which reflects the $100,000 loaned plus 9.9% interest thereon.  The note is convertible into Class A Common Stock at a conversion equal to the lesser of $0.005 per share or 70% of the lowest trading price in the 25 trading days previous to the conversion, provided that if the shares are not delivered by DWAC then an additional 10% discount will apply, and if the shares are not eligible for deposit into the DTC system, then an additional 5% discount shall apply. The $111,000 note further prohibits JMJ from shorting our Class A Common Stock, and provides that if we enter into financing on more favorable terms than are evidenced by the $111,000 note, then the $111,000 note shall be repayable on such more favorable terms at JMJ’s option.  As part of the settlement, Mr. Quilliam entered into a limited personal guarantee under which he guaranteed our obligation to issue shares on conversion of the $111,000 note, as well as any penalties that we have to pay in the event we do not promptly honor a conversion request.  Mr. Quilliam’s personal guarantee terminates in the event he ceases to be an officer or director or 5% shareholder prior to an event of default occurring under the $111,000 note.

Earll Litigation

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

In June 2013, we were notified that a Default Judgment and Decree of Foreclosure (the “Judgment”) had been entered in the lawsuit by the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee.  The Judgment granted a judgment against us in favor of EEI in the amount of $567,743.56, plus post-judgment interest at the rate of 5.25% per annum.  The Judgment also held that EEI had a first lien our Diamond Creek Mill site in Owyhee County, Idaho to secure an indebtedness of $289,648.30, plus post-judgment interest.  The Judgment further ordered that a sheriff’s sale be held of such property.  Finally, the Judgment dismissed our counterclaims against EEI and Earll with prejudice.  We retained new counsel who filed a motion to vacate the Judgment. On July 17, 2013, the court revoked and set aside the Judgment.  On October 11, 2013, the court held in hearing in the litigation with William Earll and Earll Excavations, Inc.  The hearing resulted in the court entering an order on October 29, 2013 directing that an Order of Default be entered nunc pro tunc to June 14, 2013.  We thereafter filed a motion to reconsider the October 29, 2013 Order.  The motion was heard in March 2014 and is currently under advisement by the court.

NOTE 12 - CAPITAL STOCK

We are authorized to issue 10,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 250,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of December 31, 2012, there were 815,008,857 and 15,865,419 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.  As of December 31, 2013, there were 2,764,005,816 and 33,253,180 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

2013 Transactions:  During the year ended December 31, 2013, we issued shares of Common Stock in the following transactions:

•

455,827,761 shares of Class A Common Stock were issued upon conversion of notes payable with an aggregate principal amount of $2,179,374.

•

12,000,000 shares of Class B Common Stock were issued in payment of compensation.

•

209,742,296 shares of Class A Common Stock to various vendors for consulting services valued at $1,611,688.

•

275,992,473 shares of Class A Common Stock valued at $418,628 were issued for the repayment of officer loans made to the Company.

•

970,501,459 shares of Class A Common Stock valued at $2,774,510 were issued in payment of compensation.

•

12,000,000 shares of Class A Common Stock valued at $294,000 were issued in payment of compensation for GoldLand Officers.

•

10,320,731 shares of Class A Common Stock were issued for interest valued at $27,697.

•

20,000,000 shares of Class A Common Stock valued at $294,000 were issued for cash.

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

NOTE 13 - STOCK OPTIONS AND WARRANTS

No stock options or warrants were granted during 2013.

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of the Company in 2012 and 2013 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding as of December 31, 2011	91,000,000	$0.034
Granted	59,000,000	$0.017
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2012	150,000,000	$0.027
Granted	-	-
Exercised	-	-
Cancelled or expired	33,333,334	$0.03
Outstanding as of December 31, 2013	116,666,666	$0.027

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

Total stock-based compensation expense recognized by us for the year ended December 31, 2013 and 2012 was $0, and $849,371, respectively.

NOTE 14 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we have incurred net losses of ($9,262,429) and ($12,955,490) for the years ended December 31, 2013 and 2012, respectively.  We have remained in business primarily through the deferral of salaries by management, loans from our chief executive officer, and loans from a significant shareholder.  We intend on financing our future activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 15 – SUBSEQUENT EVENTS (UNAUDITED)

Since January 1, 2014, we issued two-year promissory notes with an aggregate principal amount of $15,400 to various investors.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly, except for notes issued to New Vision Financial, Ltd., which provide that interest is payable annually.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices of $0.0012 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature on March 18, 2016.

Since January 1, 2014, we issued shares of Common Stock in the following transactions:

•

257,323,769 shares of Class A Common Stock were issued upon conversion of notes payable with an aggregate principal and interest amount of $322,643.

•

210,699,588 shares of Class A Common Stock to various vendors for consulting services valued at $406,754.

•

175,707,895 shares of Class A Common Stock valued at $333,845 were issued in payment of compensation.