Form 10-Q
period 2014-03-31
Silver Falcon Mining, Inc.
filed 2014-05-20
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,437,943,817 and 33,253,180 shares of Class A Common Stock and Class B Common Stock, respectively, as of May 14, 2014.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

26

Item 4.  Controls and Procedures.

26

PART II.  OTHER INFORMATION.

27

Item 1.  Legal Proceedings.

27

Item 1A.  Risk Factors.

27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

27

Item 3.  Defaults upon Senior Securities.

28

Item 4. Mine Safety Disclosures.

28

Item 5.  Other Information.

28

Item 6.  Exhibits.

28

SIGNATURES

30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2014 AND DECEMBER 31, 2013

	MARCH 31, 2014	DECEMBER 31, 2013
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 2,667	$ 2,465
Inventories, work in process	2,538,929	2,538,929
Due from related parties, net of amounts due to related parties	-	32,647
Total current assets	2,541,596	2,574,041

Mill equipment, net of accumulated depreciation of $1,625,832 and $1,534,658, respectively (see Note 4)	528,100	619,274
Properties	2,851,095	2,851,095
Prepaid expenses (see Note 5)	-	194,250
Other assets	8,900	13,900
Total Assets	$ 5,929,691	$ 6,252,560

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 1,041,500	$ 1,031,154
Payroll liabilities	277,929	282,540
Due to related parties	102,254	-
Accrued interest	73,897	81,197
Notes payable - current portion (see Note 3)	1,749,579	2,157,070
Total current liabilities	3,245,159	3,551,961

Notes payable (see Note 3)	20,339	20,095
Total liabilities	3,265,498	3,572,056

STOCKHOLDERS' DEFICIT
Common stock, Class A, par value $0.0001, 10,000,000,000 shares authorized, 3,437,943,817 and 2,764,005,816, issued and outstanding, respectively	343,795	276,401
Common stock, Class B, par value $0.0001, 250,000,000 shares authorized, 33,253,180 and 33,253,180 issued and outstanding, respectively	3,325	3,325
Additional paid in capital	55,733,866	54,440,247
Accumulated deficit	(53,416,793)	(52,039,469)
	2,664,193	2,680,504
Total liabilities and stockholders' deficit	$ 5,929,691	$ 6,252,560

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2014

(UNAUDITED)

	2014	2013	Cumulative from Inception

Revenue	$ 10,440	$ -	$ 373,843

Expenses
Consulting fees	$ 273,500	$ 320,419	$ 18,362,758
Exploration and improvement	17,655	69,352	2,608,377
Mill operating expenses	45,765	137,127	2,502,341
Property lease fees	-	250,000	2,250,000
Compensation expense	4,584	119,446	2,857,325
Stock compensation expense	357,032	428,129	12,584,428
Depreciation expense	91,174	105,000	1,625,832
General and administrative	311,294	236,351	5,700,966
	1,101,004	1,665,824	48,492,027

Loss from operations	(1,090,564)	(1,665,824)	(48,118,184)

Interest expense	(36,941)	(271,058)	(1,881,686)
Debt conversion expense	(249,819)	(91,271)	(3,416,923)

Net Loss	$ (1,377,324)	$ (2,028,153)	$ 53,416,793)

Net loss per common share - basic and diluted	$ -	$ -	$ (0.10)

Weighted average number of common shares outstanding – basic and diluted	3,077,127,829	882,810,371	512,716,702

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2014

(UNAUDITED)

	2014	2013	Cumulative from Inception
Cash flows from operating activities
Net Loss	$ (1,377,324)	$ (2,028,153)	$ 53,416,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for consulting services	287,064	367,111	22,530,570
Issuance of common stock for compensation	357,032	1,100,061	8,739,051
Issuance of common stock for related party	-	294,000	1,951,979
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	382	7,697	224,374
Issuance of common stock for rent	-	-	1,315,730
Issuance of common stock for expenses	-	-	418,628
Debt conversion expense	249,819	91,271	3,416,923
Options granted	-	-	3,845,375
Increase (decrease) in operating assets and liabilities:
Depreciation	91,174	105,000	1,625,832
Amortization	25,371	88,813	575,286
Inventories, work in process	-	-	(2,618,655)
Prepaid expenses	194,250	(640,849)	-
Due from related party	134,901	119,468	102,254
Other assets	5,000	66,829	75,826
Accounts payable and accrued expenses	10,346	(8,496)	1,351,805
Accrued interest	6,459	164,024	514,705
Accrued payroll and payroll liabilities	(4,611)	46,718	1,772,850
Net cash used in operating activities	(20,137)	(226,506)	(7,561,210)

Cash flows from investing activities
Purchase of equipment	-	(34,556)	(2,129,106)
Purchase of mill and mining properties	-	(7,820)	(2,097,007)
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	-	(42,376)	(4,186,333)

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2014

(UNAUDITED)

(continued)

	2014	2013	Cumulative from Inception
Cash flows from financing activities
Proceeds from notes payable	20,339	301,741	11,929,831
Proceeds from sale of common stock	-	-	170,667
Purchase of common stock	-	-	(63,000)
Repayments of notes payable	-	(36,000)	(287,288)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	-	-	(338,113)
Net cash provided by financing activities	20,339	265,741	11,750,210

Net increase in cash	202	(3,141)	2,667

Cash - beginning of period	2,465	3,141	-
Cash - end of period	$ 2,667	$ -	$ 2,667

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS	2014	2013	Cumulative from Inception

Shares issued for notes payable conversions	466,716	353,979	10,451,481
Shares issued for accrued compensation	-	-	1,494,921
Shares issued for rent	-	-	453,600
Shares issued for expenses	-	-	418,628
Shares issued for interest	382	7,697	224,374
Shares issued for related party	-	294,000	1,951,979
Shares issued for acquisition	-	-	355,085
Shares issued for purchase mining properties	-	-	754,089
Shares issued for compensation	357,032	1,100,061	8,739,051

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

	COMMON STOCK	COMMON STOCK		ADDITIONAL
	SERIES A	SERIES B		PAID IN		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2013	2,764,005,816	$ 276,401	33,253,180	$ 3,325	$ 54,440,247	$ (52,039,469)	$ 2,680,504

Issuance of common stock for services	150,393,112	15,039	-	-	272,025	-	287,064
Issuance of common stock for related party	-	-	-	-	-	-	-
Issuance of common stock for interest	191,132	19	-	-	363	-	382
Issuance of common stock for notes payable conversions	332,187,862	33,219	-	-	433,497	-	466,716
Issuance of common stock for compensation	191,165,895	19,117	-	-	337,915	-	357,032
Conversion of Class A to Class B common stock	-	-	-	-			-
Beneficial conversion and debt issue costs			-	-	249,819	-	249,819
Net loss	-	-	-	-	-	(1,377,324)	(1,377,324)

Balance as of March 31, 2014	3,437,943,817	$ 343,795	33,253,180	$ 3,325	$ 55,733,866	$ (53,416,793)	$ 2,664,193

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which minerals are mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of minerals mined from tailing piles on the premises or through shafts or adits located on the premises.  The lease provides that lease payments must commence April 1, 2008, but by agreement with GoldLand we extended the commencement date to July 1, 2010.  On the first quarter of 2011, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a fifteen month period from October 2010 to December 2011, and the term of the Lease would be extended for an equal amount of time.  In the first quarter of 2014, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a two year period commencing January 1, 2014, and the term of the Lease would be extended for an equal amount of time. We remain obligated to pay any royalties or the nonaccountable fee that accrues during the deferral period.

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

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss).  We had no accruals for closure costs, reclamation and environmental matters for operating and non-operating properties at March 31, 2014.

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

NOTE 3 – NOTES PAYABLE

7% Two Year Notes

As of March 31, 2014, we had outstanding $864,949 of two-year promissory notes that we have issued to various investors starting in 2012.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0012 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from April 12, 2014 to March 30, 2016.  During the three months ended March 31, 2014, we issued $20,339 of new notes.

During the three months ended March 31, 2014, we issued 221,875,064 shares of our Class A Common Stock upon conversion of notes payable with an aggregate principal amount of $294,600.  These conversions were at prices lower than the conversion price at the date of issuance.  The conversion of the notes at discounts to their stated conversion prices resulted in the recognition of an additional expense of $249,819 and a corresponding increase to paid in capital.

The maturities of 7% notes payable are as follows:

2014	$ 464,932
2015	349,678
2016	50,339
Total	864,949

Less current maturities	(844,610)
Long term debt	$ 20,339

Land Purchase Note

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  The balance due on the note at March 31, 2014 was $157,485.  We are in default on the payment due January 1, 2014.

Iliad Research & Trading, LP Convertible Note

On March 30, 2012 we issued a convertible promissory note to Iliad Research & Trading, LP (“Iliad”) in the original principal amount of $566,500.  Our net proceeds were $500,000, after deducting original issue discount of $51,500 and attorney’s fees and costs of the investor of $15,000.  The note bears interest at 8% per annum, and is payable in twelve monthly installments beginning on October 1, 2012 and continuing for each of the next eleven calendar months.  Each monthly payment will be equal to $47,208.33, plus any accrued and unpaid interest as of the installment date.  Any installment payment may be either cash or shares of common stock, at our election, except that we may not pay less than six of the twelve installments in shares of common stock.  Also, of the first six installment payments not less than three must be in shares of common stock, and of the last six installment payments not less than three must be in shares of common stock.  If we make an installment payment in cash that we are required to make in shares of common stock, then we will be required to pay a 25% penalty on the amount of the installment payment.  The note is convertible into shares of Class A Common Stock at $0.04 per share, subject to adjustment downward under certain circumstances defined in the note.  During the three months ended March 31, 2014, we issued 65,312,798 shares of our Class A Common Stock in payment of principal and interest of $63,857 and $4,525, respectively.  As of March 31, 2014, the outstanding balance of the note was $53,328.

JMJ Financial Convertible Note

In November 2013, we reached a settlement of the litigation with JMJ.  Under the settlement, we agreed to a schedule under which the case was dismissed and JMJ’s existing indebtedness was satisfied by the issuance of a new note, and JMJ agreed to loan us an additional $100,000.  As of December 31, 2013, we were indebted to JMJ under two notes issued pursuant to the settlement as follows:

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

During the three months ended March 31, 2014, we issued 45,000,000 shares of our Class A Common Stock in payment of principal of $94,500.  As of March 31, 2014, the outstanding balance of the notes was $848,286.

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of March 31, 2014.

Mill equipment	$ 1,976,615
Vehicles	177,317
Accumulated depreciation	(1,625,832)
Net	$ 528,100

NOTE 5 – PREPAID EXPENSES

On October 1, 2010, we entered into a four year Commercial Lease Agreement, under which we leased office space in New York, New York.  Under the Commercial Lease Agreement, we issued the lessor 9,000,000 shares of our Class A Common Stock at the inception of the lease in full payment of lease payments under the lease totaling $444,000.  We capitalized the lease payment as a prepaid expense.  In the first quarter of 2014 the lease was terminated.  We expensed the balance of $194,250 in March 2014.

NOTE 6 - RELATED PARTY TRANSACTIONS

We are obligated to pay Goldland $83,333 per month as rent under a lease of Goldland’s interest in War Eagle Mountain dated October 11, 2007, plus a monthly non-accountable expense reimbursement of $10,000 during any month in which minerals are mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of minerals mined from the properties. In the first quarter of 2014, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a two year period commencing January 1, 2014, and the term of the Lease would be extended for an equal amount of time.  The lease, as most recently amended, expires on October 1, 2028, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.

As of March 31, 2014 and December 31, 2013, Goldland owed us $325,322 and $397,512 respectively.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, our chairman and chief executive officer, has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at March 31, 2014 and December 31, 2013 was $76,507 and $0, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to various mill operating costs.  In addition, we owe Bisell Investments of Florida, Inc. $351,069.  Mr. Quilliam is President of Bisell Investments of Florida, Inc.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On October 11, 2007, we entered into a lease agreement with GoldLand, under which we leased its mineral rights on War Eagle Mountain.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which minerals are mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of minerals mined from tailing piles on the premises or through shafts or adits located on the premises.  In the first quarter of 2014, we amended the above-described lease with GoldLand.  The amendment provided that the annual lease payments would be deferred for a two year period commencing January 1, 2014, and the term of the Lease would be extended for an equal amount of time.  The lease, as most recently amended, expires on October 1, 2026, although we have the right to extend the lease for an additional five years upon payment of a lease extension fee of $1,000,000.

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

In June 2013, we were notified that a Default Judgment and Decree of Foreclosure (the “Judgment”) had been entered in the lawsuit by the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee.  The Judgment granted a judgment against us in favor of EEI in the amount of $567,743.56, plus post-judgment interest at the rate of 5.25% per annum.  The Judgment also held that EEI had a first lien our Diamond Creek Mill site in Owyhee County, Idaho to secure an indebtedness of $289,648.30, plus post-judgment interest.  The Judgment further ordered that a sheriff’s sale be held of such property.  Finally, the Judgment dismissed our counterclaims against EEI and Earll with prejudice.  We retained new counsel who filed a motion to vacate the Judgment. On July 17, 2013, the court revoked and set aside the Judgment.  On October 11, 2013, the court held in hearing in the litigation with William Earll and Earll Excavations, Inc.  The hearing resulted in the court entering an order on October 29, 2013 directing that an Order of Default be entered nunc pro tunc to June 14, 2013.  We thereafter filed a motion to reconsider the October 29, 2013 Order.  The motion was decided adversely to us in April 2014 (see Note 10 – Subsequent Events).

We are in default on substantially all of our accounts payable.  As of March 31, 2014, the Internal Revenue Service had filed tax liens for various withholding taxes totaling $252,088 against us and Pierre Quilliam, our chief executive officer; the Idaho Department of Labor and Idaho Tax Commission had filed tax liens for $55,247; and two creditors (not including Earll Excavation, Inc.) had judgment liens for $197,226.

NOTE 8 - CAPITAL STOCK

We are authorized to issue 10,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 250,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of March 31, 2014, there were 3,437,943,817 and 33,253,180 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the three months ended March 31, 2014, we issued shares of Class A Common Stock Common Stock in the following transactions:

•

221,875,064 shares of Class A Common Stock upon conversion of 7% two year promissory notes with a principal balance of $294,600, plus accrued interest thereon.

•

65,312,798 shares of Class A Common Stock upon conversion of convertible notes held by Iliad Research & Trading, LP.

•

45,000,000 shares of Class A Common Stock upon conversion of convertible notes held by JMJ Financial.

•

50,214,145 shares of Class A Common Stock valued at $80,904 were issued in payment of services.

•

191,165,895 shares of Class A Common Stock valued at $357,032 were issued in payment of compensation to officers.

•

100,178,968 shares of Class A Common Stock for services under our stock compensation plan.

As of March 31, 2014, the Company had outstanding notes payable to various investors in the original principal amount of $1,901,518.  All of the notes are convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0012 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from April 12, 2014 to March 30, 2016.  At March 31, 2014, an aggregate of 1,228,973,500 shares of Class A Common Stock were issuable upon conversion of the notes.

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

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($1,377,324) for the three months ended March 31, 2014.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

Issuance of Shares:  During April 2014, we issued shares of Class A Common Stock in the following transactions:

•

123,385,333 shares of Class A Common Stock to various vendors for consulting services valued at $159,134.

•

39,869,482 shares of Class A Common Stock upon conversion of notes payable with a aggregate principal amount of at $41,336.

Earll Action:  On April 10, 2014, the District Court for the Third Judicial District of the State of Idaho for the County of Owyhee entered an order on April 10, 2014 which denied the Company’s Motion for Reconsideration, and reinstated Earll Excavation, Inc.’s Order of Default (the “Judgment”) in the action styled Earll Excavation, Inc. v. Silver Falcon Mining, Inc. and Joyce Livestock Company Limited Partnership, Case No. CV 12-2595 (the “Earll Action”). The Judgment was originally granted on June 14, 2013.  After the Company received notice of the Judgment, it retained new counsel, who filed a motion to vacate the Judgment. On July 17, 2013, the court in the Earll Action revoked and set aside the Judgment.  The court then held a further hearing on the motion on October 11, 2013, which resulted in the issuance of an order dated October 29, 2013 which reinstated the Judgment.

The Judgment grants a judgment against the Company in favor of the plaintiff in the amount of $567,743.56, plus post-judgment interest at the rate of 5.25% per annum.  The Judgment also held that the plaintiff had a first lien on the Company’s Diamond Creek Mill site in Owyhee County, Idaho to secure an indebtedness of $289,648.30, plus post-judgment interest.  The Judgment previously granted a default judgment against Joyce Livestock, Inc. on the plaintiff’s claim that its lien was superior to the lien of Joyce Livestock on the Diamond Creek Mill.  However, after the Judgment was originally entered, the plaintiff voluntarily agreed to set aside the default against Joyce Livestock, Inc.  Finally, the Judgment dismissed the Company’s counterclaims against the plaintiff and William Earll with prejudice.

The Company is currently considering its options, which include raising capital to pay the judgment, filing another motion for reconsideration based on factual inaccuracies in court’s findings, filing an appeal or filing other legal remedies available under state and federal statutes.

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

On October 11, 2007, GoldLand leased its mineral rights on War Eagle Mountain to us.  Under the lease, we are responsible for all mining activities on War Eagle Mountain, and we are obligated to pay GoldLand annual lease payments of $1,000,000, payable on a monthly basis, a monthly non-accountable expense reimbursement of $10,000 during any month in which minerals are mined from the leased premises, and a royalty of 15% of all amounts we receive from the processing of minerals mined from tailing piles on the premises or through shafts or adits located on the premises.  The lease, as amended, provides for a deferral of lease payments for two years commencing on January 1, 2014.

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

Results of Operations

Three months ended March 31, 2014 and 2013

We are in the exploration stage and generated revenues of $10,440 and $0 in the three months ended March 31, 2014 and 2013, respectively.  Our revenues in the three months ended March 31, 2014 are not representative of our revenues in the future.  Our primary operations during the period consisted of processing ore for third party miners.  We have ceased processing our own tailings until we complete our metallurgical lab and leaching facility.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars in limited quantities to a refiner on a regular basis.  We expect to report increased revenues from our milling operation when our metallurgical lab and our leaching facility are completed.  The leaching facility will increase the percentage of valuable minerals that are extracted from the raw materials, and the completion of the metallurgical lab will increase the rate at which we can complete dore bars for shipment to refiners. Until the metallurgical lab and leaching facility are completed, our revenues may not differ materially from what we have generated to date in 2014.

We reported losses from operations during the three months ended March 31, 2014 and 2013 of ($1,090,564) and ($1,665,824), respectively.  The decreased loss in 2014 as compared to 2013 was attributable to the following factors:

•

Consulting fees decreased from $320,419 in 2013 to $273,500 in 2014 as a result of decreased use of consultants in 2014.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2014	2013

Shareholder relations services	6,000	25,611
Locating and due diligence services on future acquisition opportunities	281,065	292,633

•

Compensation expense related to Mill administrative decreased from $119,446 in 2013 to $4,584 in 2014 as a result of a reduction of payroll during the period.

•

Depreciation expense decreased from $105,000 in 2013 to $91,174 in 2014 as a result of an adjustment of depreciation in the first quarter of 2013.

•

Exploration and improvement costs decreased from $69,352 in 2013 to $17,655 in 2014 as a result of decreased work on the Sinker Tunnel.

•

Lease payment fees decreased from $250,000 in 2013 to $0 in 2014 as a result of the lease deferral effective January 1, 2014.

•

Stock compensation expense declined from $428,129 in 2013 to $357,032 in 2014.

•

Mill operating expenses decreased from $137,127 in 2013 to $45,765 in 2014 due to a significant reduction in milling activity.

•

General and administrative expenses increased to $311,294 in 2014 as compared to $236,351 in 2013 as a result of the write-off of prepaid rent of $194,250 on the terminated lease offset by decreased expenses related to the mill general and administrative expenses.

We reported net losses during the three months ended March 31, 2014 and 2013 of ($1,377,324) and ($2,028,153), respectively.  The decreased loss in 2014 as compared to 2013 was largely attributable to lower interest expense in 2014 of $36,941, as compared to $271,058 in 2013, and by a decrease in the loss from operations, offset by an increase in debt conversion expense from ($91,271) in 2013 as compared to ($249,819) in 2014.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Net cash provided by (used) in operating activities	$ (20,137)	$ (226,506)
Net cash provided by (used) in investing activities	-	(42,376)
Net cash provided by (used) in financing activities	20,339	265,741
Net (decrease) increase in unrestricted cash and cash equivalents	$ 202	$ (3,141)

Comparison of 2014 and 2013

In the three months ended March 31, 2014 and 2013, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($20,137) of cash in 2014, as compared to ($226,506) of cash in 2013.  Major non-cash items that affected our cash flow from operations in 2014 were non-cash charges of $116,545 for depreciation and amortization, non-cash debt conversion costs of $249,819, $287,064 for the value of common stock issued for services, and $357,032 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of $346,345, most of which resulted from an decrease in prepaid expenses of $194,250, a decrease in payroll liabilities of ($4,611), an increase in due from related parties of $134,901 and accrued interest of $6,459.

Major non-cash items that affected our cash flow from operations in 2013 were non-cash charges of $193,813 for depreciation and amortization, non-cash debt conversion costs of $91,271, $367,111 for the value of common stock issued for services and $1,100,061 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of ($252,306), most of which resulted from a decrease in prepaid expenses of

($640,849), an increase in due from related party of $119,468 and an increase in accrued payroll of $46,718, offset by a reduction of ($8,496) of accounts payable and accrued expenses.

Investing activities used ($42,376) of cash in 2013, as compared to $0 of cash in 2014.  The decrease in cash used in investing activities was attributable to lower expenditures for equipment and improvements to our mill property.

Financing activities supplied $265,741 of cash in 2013 as compared to $20,339 of cash in 2014.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2013, we issued $301,741 in notes, as compared to 2014 when we issued $20,339 of notes.

Liquidity

Our balance sheet as of March 31, 2014 reflects current assets of $2,541,596, current liabilities of $3,245,159, and working capital deficit of ($703,563).

We will need substantial capital over the next year.  We project that we will need about $1,900,000 of working capital pending the building of a leaching unit, about $2,000,000 to build a leaching unit to improve the yields from our tailings, and about $10,000,000 to complete the exploration phase.  In addition, we financed a lot of prior activities by the issuance of convertible notes that mature two years after their issuance. Finally, we are in default to substantially all of our vendors.  As a result, the Internal Revenue Service and the State of Idaho have filed tax liens for over $300,000, and various creditors have obtained judgments against us for over $700,000.

As of March 31, 2014, we had the following debts that have matured or mature in the near future:

•

$864,949 in two year notes payable, of which $544,932 is due within one year of March 31, 2014.  As of May 14, 2014, we had failed to pay all interest owed on the notes, and we are in default thereunder.  We do not face any legal action from any of the note holders at this time, and we do not have any formal agreement to waive our default thereunder.  We have been in contact with all of our noteholders, and informed them of the status of financing and our ability to pay their notes.  To date, none of the noteholders have filed a lawsuit against the Company.  We have offered the noteholders the option of converting their notes into common stock at the current market price, instead of the conversion price stated in the notes, and a number of noteholders have accepted the offer.  The remaining noteholders have elected to hold their notes and allow us time to raise the financing we need to complete our facilities and repay their notes.

•

$53,328 owed to Iliad Research & Trading, LP.  As of May 14, 2014, we were not in default to Iliad;

•

$848,286 owed to JMJ.  We settled litigation with JMJ on December 13, 2013.  Under our settlement, we were supposed to begin paying off the balance through fourteen equal monthly payments starting on April 14, 2014.  We did not make the first two payments.  Instead, JMJ and we have orally agreed that JMJ may convert and sell up to $3,500 of shares per day until the debt is paid.

Also, beginning January 1, 2012, we began to make monthly payments of $83,333 to GoldLand under our lease of its mining interests on War Eagle Mountain.  We pay the monthly liability to Goldland by issuing shares of our Class A Common Stock to GoldLand employees for compensation on behalf of GoldLand, and applying the value of the shares against our liability to GoldLand.  In the quarter ending March 31, 2014, we reached an agreement with Goldland to defer lease payments for two years commencing on January 1, 2014.

The amount of capital that we currently have the capacity to raise is not sufficient to pay all of the capital expenses that we need to pay to commence operations, and pay our other liabilities as they come due.  However, we have a number of options that we believe will enable us to continue with our business plan despite insufficient capital.  For example, we plan to continue paying most of the salaries of our management by issuing shares of Class A Common Stock.  We also plan to continue paying certain accounts payable with common stock, and have reached an agreement with Goldland to defer monthly lease payments to GoldLand for two years.  In the event we are able to raise some, but not all, of the capital that we need, we plan to request that note holders extend the maturity of their notes or convert their notes into shares of common stock.

As of March 31, 2014, we are obligated to issue approximately 1,228,973,500 shares of Class A Common Stock upon conversion of outstanding notes.  Our contingent obligation to issue new shares of Class A Common Stock, combined with our plans to issue shares of Class A Common Stock to satisfy certain recurring liabilities, may impair our ability to raise capital by issuing shares of Class A Common Stock or securities convertible into Class A Common Stock, because future investors may be worried about future dilution.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the three months ended March 31, 2014, and have minimal revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of convertible notes and to solicit existing convertible note holders to convert their notes into common stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

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

On April 10, 2014, the court entered an order denying the Company’s motion for reconsideration, and reinstated the Judgment.  The Company is currently considering its options, which include raising capital to pay the judgment, filing another motion for reconsideration based on factual inaccuracies in court’s findings, filing an appeal or filing other legal remedies available under state and federal statutes.

We are in default on substantially all of our accounts payable.  As of March 31, 2014, the Internal Revenue Service had filed tax liens for various withholding taxes totaling $252,088 against us and Pierre Quilliam, our chief executive officer; the Idaho Department of Labor and Idaho Tax Commission had filed tax liens for $55,247; and two creditors (not including Earll Excavation, Inc.) had judgment liens for $197,226.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2014, we issued shares of Class A Common Stock in the following transactions:

•

221,875,064 shares of Class A Common Stock upon conversion of 7% two year promissory notes with a principal balance of $294,600, plus accrued interest thereon.

•

65,312,798 shares of Class A Common Stock upon conversion of convertible notes held by Iliad Research & Trading, LP.

•

45,000,000 shares of Class A Common Stock upon conversion of convertible notes held by JMJ Financial.

•

50,214,145 shares of Class A Common Stock valued at $80,904 were issued in payment of services.

•

191,165,895 shares of Class A Common Stock valued at $357,032 were issued in payment of compensation to officers.

During the three months ended March 31, 2014, we issued $20,339 of our 7% two year convertible promissory notes to various investors.  Each note is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

The shares and notes were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of March 31, 2014, we were indebted under a promissory note dated December 3, 2009 in the original principal amount of $225,000, which is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  As of March 31, 2014, we had not paid the installment due on January 1, 2014.

As of March 31, 2014, we were indebted under $864,949 principal amount of 7% two year notes. All of the 7% two year notes provide for monthly interest payments.  As of March 31, 2014, we had not made interest payments that are due on substantially all of the 7% two year notes.

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

SILVER FALCON MINING, INC.
Date: May 20, 2014	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: May 20, 2014	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)