Form 10-Q
period 2014-06-30
Silver Falcon Mining, Inc.
filed 2014-08-14
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,121,939,992 and 28,753,180 shares of Class A Common Stock and Class B Common Stock, respectively, as of July 20, 2014.

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

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

28

Item 3.  Defaults upon Senior Securities.

29

Item 4. Mine Safety Disclosures.

29

Item 5.  Other Information.

29

Item 6.  Exhibits.

29

SIGNATURES

30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

June 30, 2014 AND DECEMBER 31, 2013

	JUNE 30, 2014	DECEMBER 31, 2013
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 1,902	$ 2,465
Inventories, work in process	2,538,929	2,538,929
Due from related parties, net of amounts due to related parties	-	32,647
Total current assets	2,540,831	2,574,041

Mill equipment, net of accumulated depreciation of $1,715,465 and $1,534,658, respectively (see Note 4)	416,467	619,274
Properties	2,851,095	2,851,095
Prepaid expenses (see Note 5)	-	194,250
Other assets	8,900	13,900
Total Assets	$ 5,817,293	$ 6,252,560

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 1,042,461	$ 1,031,154
Payroll liabilities	279,461	282,540
Due to related parties	614,816	-
Accrued interest	86,477	81,197
Notes payable - current portion (see Note 3)	1,607,225	2,157,070
Total current liabilities	3,630,440	3,551,961

Notes payable (see Note 3)	-	20,095
Total liabilities	3,630,440	3,572,056

STOCKHOLDERS' DEFICIT
Common stock, Class A, par value $0.0001, 10,000,000,000 shares authorized, 4,002,342,481 and 2,764,005,816, issued and outstanding, respectively	400,236	276,401
Common stock, Class B, par value $0.0001, 250,000,000 shares authorized, 28,753,180 and 33,253,180 issued and outstanding, respectively	2,874	3,325
Additional paid in capital	56,192,100	54,440,247
Accumulated deficit	(54,408,357)	(52,039,469)
	2,186,853	2,680,504
Total liabilities and stockholders' deficit	$ 5,817,293	$ 6,252,560

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2014

(UNAUDITED)

	2014	2013	Cumulative from Inception

Revenue	$ 48,351	$ 20,702	$ 411,754

Expenses
Consulting fees	$ 494,850	$ 1,118,073	$ 18,584,108
Exploration and improvement	17,655	93,037	2,608,377
Mill operating expenses	101,620	220,213	2,558,196
Property lease fees	-	500,000	2,250,000
Compensation expense	6,788	65,183	2,859,529
Stock compensation expense	878,182	873,168	13,105,578
Depreciation expense	187,407	210,000	1,722,065
General and administrative	376,886	783,253	5,766,558
	2,063,388	3,862,927	49,454,411

Loss from operations	(2,015,037)	(3,842,225)	(49,042,657)

Interest expense	(82,231)	(425,672)	(1,926,976)
Debt conversion expense	(271,620)	(323,426)	(3,438,724)

Net Loss	$ (2,368,888)	$ (4,591,323)	$ (54,408,357)

Net loss per common share - basic and diluted	$ -	$ -	$ (0.09)

Weighted average number of common shares outstanding – basic and diluted	3,428,720,490	958,546,802	633,109,597

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

 (UNAUDITED)

	2014	2013

Revenue	$ 37,911	$ 20,702

Expenses
Consulting fees	$ 221,350	$ 797,654
Exploration and improvement	-	23,685
Mill operating expenses	55,855	83,086
Property lease fees	-	250,000
Compensation expense	2,204	33,782
Stock compensation expense	521,150	445,039
Depreciation expense	96,233	105,000
General and administrative	65,592	458,857
	962,384	2,197,103

Loss from operations	(924,473)	(2,176,401)

Interest expense	(45,290)	(154,614)
Debt conversion expense	(21,801)	(232,155)

Net Loss	$ (991,564)	$ (2,563,170)

Net loss per common share - basic and diluted	$ -	$ -

Weighted average number of common shares outstanding – basic and diluted	3,776,304,085	1,033,932,301

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2014

(UNAUDITED)

	2014	2013	Cumulative from Inception
Cash flows from operating activities
Net Loss	$ (2,368,888)	$ (4,591,323)	$ (54,408,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for consulting services	490,954	1,153,720	22,734,460
Issuance of common stock for compensation	452,057	1,321,122	8,834,076
Issuance of common stock for related party	-	294,000	1,951,979
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	382	7,697	224,374
Issuance of common stock for rent	-	-	1,315,730
Issuance of common stock for expenses	-	-	418,628
Debt conversion expense	271,620	323,426	3,438,724
Options granted	-	-	3,845,375
Increase (decrease) in operating assets and liabilities:
Depreciation	180,807	209,999	1,715,465
Amortization	50,742	177,626	600,657
Inventories, work in process	-	-	(2,618,655)
Prepaid expenses	194,250	(387,921)	-
Due from related party	647,463	498,706	614,816
Other assets	5,000	66,831	75,826
Accounts payable and accrued expenses	11,307	(100,914)	1,352,766
Accrued interest	21,983	230,758	530,229
Accrued payroll and payroll liabilities	(3,079)	391,530	1,774,382
Net cash used in operating activities	(45,402)	(404,743)	(7,586,475)

Cash flows from investing activities
Purchase of equipment	-	(36,589)	(2,129,106)
Purchase of mill and mining properties	-	(7,820)	(2,097,007)
Proceeds from sale of vehicle	22,000	-	22,000
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	22,000	(44,409)	(4,164,333)

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2014

(UNAUDITED)

(continued)

	2014	2013	Cumulative from Inception
Cash flows from financing activities
Proceeds from notes payable	22,839	546,746	11,932,331
Proceeds from sale of common stock	-	-	170,667
Purchase of common stock	-	-	(63,000)
Repayments of notes payable	-	(36,000)	(287,288)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	-	-	(338,113)
Net cash provided by financing activities	22,839	510,746	11,752,710

Net increase in cash	(563)	61,594	1,902

Cash - beginning of period	2,465	3,141	-
Cash - end of period	$ 1,902	$ 64,735	$ 1,902

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS	2014	2013	Cumulative from Inception

Shares issued for notes payable conversions	660,224	1,378,337	10,644,989
Shares issued for accrued compensation	-	-	1,494,921
Shares issued for rent	-	-	453,600
Shares issued for expenses	-	-	418,628
Shares issued for interest	382	7,697	224,374
Shares issued for related party	-	294,000	1,951,979
Shares issued for acquisition	-	-	355,085
Shares issued for purchase mining properties	-	-	754,089
Shares issued for compensation	419,657	1,321,122	8,801,676

See accompanying notes to financial statements

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

	COMMON STOCK	COMMON STOCK		ADDITIONAL
	SERIES A	SERIES B		PAID IN		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2013	2,764,005,816	$ 276,401	33,253,180	$ 3,325	$ 54,440,247	$ (52,039,469)	$ 2,680,504

Issuance of common stock for services	329,747,889	32,975	-	-	457,979	-	490,954
Issuance of common stock for related party	-	-	-	-	-	-	-
Issuance of common stock for interest	191,132	19	-	-	363	-	382
Issuance of common stock for notes payable conversions	633,091,123	63,309	-	-	596,915	-	660,224
Issuance of common stock for compensation	230,306,521	23,031	-	-	396,626	-	419,657
Conversion of Class B to Class A common stock	45,000,000	4,501	(4,500,000)	(451)	28,350		32,400
Beneficial conversion and debt issue costs			-	-	271,620	-	271,620
Net loss	-	-	-	-	-	(2,368,888)	(2,368,888)

Balance as of June 30, 2014	4,002,342,481	$ 400,236	28,753,180	$ 2,874	$ 56,192,100	$ (54,408,357)	$ 2,186,853

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Silver Falcon Mining, Inc. (the “Company,” “we” or “us”) was formed in the State of Delaware on October 11, 2007.  On October 15, 2007, we completed a holding company reorganization with Dicut, Inc. (“Dicut”) pursuant to Section 251(g) of the Delaware General Corporation Law.  Dicut previously operated in the information technology business, but ceased operations in 2005.

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

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss).  We had no accruals for closure costs, reclamation and environmental matters for operating and non-operating properties at June 30, 2014.

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

NOTE 3 – NOTES PAYABLE

7% Two Year Notes

As of June 30, 2014, we had outstanding $835,549 of two-year promissory notes that we have issued to various investors starting in 2012.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0012 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from July 9, 2014 to May 30, 2016.  During the three and six months ended June 30, 2014, we issued $2,500 and $22,839 of new notes.

During the three months ended June 30, 2014, we issued 49,174,757 shares of our Class A Common Stock upon conversion of notes payable with an aggregate principal amount of $31,400.  These conversions were at prices lower than the conversion price at the date of issuance.  The conversion of the notes at discounts to their stated conversion prices resulted in the recognition of an additional expense of $21,801 and a corresponding increase to paid in capital.

The maturities of 7% notes payable are as follows:

2014	$ 272,000
2015	346,678
2016	216,871
Total	835,549

Less current maturities	(835,549)
Long term debt	$ -

Land Purchase Note

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  The balance due on the note at June 30, 2014 was $134,955.  We are in default on the payment due January 1, 2014.

Iliad Research & Trading, LP Convertible Note

On March 30, 2012 we issued a convertible promissory note to Iliad Research & Trading, LP (“Iliad”) in the original principal amount of $566,500.  Our net proceeds were $500,000, after deducting original issue discount of $51,500 and attorney’s fees and costs of the investor of $15,000.  The note bears interest at 8% per annum, and is payable in twelve monthly installments beginning on October 1, 2012 and continuing for each of the next eleven calendar months.  Each monthly payment will be equal to $47,208.33, plus any accrued and unpaid interest as of the installment date.  Any installment payment may be either cash or shares of common stock, at our election, except that we may not pay less than six of the twelve installments in shares of common stock.  Also, of the first six installment payments not less than three must be in shares of common stock, and of the last six installment payments not less than three must be in shares of common stock.  If we make an installment payment in cash that we are required to make in shares of common stock, then we will be required to pay a 25% penalty on the amount of the installment payment.  The note is convertible into shares of Class A Common Stock at $0.04 per share, subject to adjustment downward under certain circumstances defined in the note. During the three months ended June 30, 2014, we issued 76,728,504 shares of our Class A Common Stock in payment of principal and interest of $42,164 and $1,336, respectively.  As of June 30, 2014, the outstanding balance of the note was $11,164.

JMJ Financial Convertible Note

In November 2013, we reached a settlement of the litigation with JMJ Financial (“JM”).  Under the settlement, we issued JMJ a new note to evidence our existing obligation to JMJ, and JMJ loaned us an additional $100,000, which is evidenced by a different note. As of June 30, 2014, we were indebted to JMJ under two notes with the following terms:

•

A note with an original principal balance of $759,640 (the “First Note”) to evidence our prior obligations to JMJ.  The First Note bears a one-time interest charge of 12%, and is convertible into shares of common stock at such prices that JMJ and us agree from time to time.  In addition, the First Note provides that JMJ is prohibited from shorting our Class A Common Stock.  We agreed to issue JMJ sufficient shares of Class A Common Stock in conversion of the First Note to enable it to sell shares worth $1,500 per day through April 15, 2014.  We are obligated to pay the balance of the First Note as of April 15, 2014 in cash in fourteen equal monthly payments due on the first day of each calendar month.  Any remaining balance on the First Note is due on May 15, 2015. We have failed to make the monthly payments on the First Note, but have continued to allow JMJ to convert the First Note into Class A Common Stock.

•

The note for $111,000 (the “Second Note”), which reflects the $100,000 loaned plus 9.9% interest thereon.  The Second Note` is convertible into Class A Common Stock at a conversion equal to the lesser of $0.005 per share or 70% of the lowest trading price in the 25 trading days previous to the conversion, provided that if the shares are not delivered by DWAC then an additional 10% discount will apply, and if the shares are not eligible for deposit into the DTC system, then an additional 5% discount shall apply. The Second Note further prohibits JMJ from shorting our common stock, and provides that if we enter into financing on more favorable terms than are evidenced by the Second Note, then the Second Note shall be repayable on such more favorable terms at JMJ’s option.  Pierre Quilliam, our chief executive officer, entered into a limited personal guarantee under which he guaranteed our obligation to issue shares on conversion of the Second Note, as well as any penalties that we have to pay in the event we do not promptly honor a conversion request. Mr. Quilliam’s personal guarantee terminates in the event he ceases to be an officer or director or 5% shareholder prior to an event of default occurring under the Second Note.

During the three months ended June 30, 2014, we issued 162,905,533 shares of our Class A Common Stock in payment of principal of $116,500 on the First Note.  As of June 30, 2014, the outstanding balance owed on the First Note and Second Note was $731,786.

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of June 30, 2014.

Mill equipment	$ 1,976,615
Vehicles	155,317
Accumulated depreciation	(1,715,465)
Net	$ 416,467

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

As of June 30, 2014 and December 31, 2013, we owed Goldland $154,419 and Goldland owed us $397,512 respectively.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, our chairman and chief executive officer, has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at June 30, 2014 and December 31, 2013 was $80,161 and $0, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to various mill operating costs.  In addition, we owe Bisell Investments of Florida, Inc. $380,236.  Mr. Quilliam is President of Bisell Investments of Florida, Inc.

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

On December 13, 2013, we are obligated to JMJ under two notes.  The first note (the “First Note”) has an original principal balance of $759,640, bore a one-time  interest charge of 12%, and is convertible into shares of Class A Common Stock at such prices that JMJ and us agree from time to time.  In addition, the First Note provides that JMJ is prohibited from shorting our Class A Common Stock.  We agreed to issue JMJ sufficient shares of Class A Common Stock in conversion of First Note to enable it to sell shares worth $1,500 per day through April 15, 2014.  We are obligated to pay the balance of the First Note as of April 15, 2014 in cash in fourteen equal monthly payments due on the first day of each calendar month.  Any remaining balance on the note is due on May 15, 2015. We have not made interest payments on the First Note as scheduled, but have continued to allow JMJ to convert the First Note into Class A Common Stock.

In addition, we are obligated to JMJ under a note executed to repay a loan of $100,000 (the “Second Note”).  The Second Note is evidenced by a note with an original principal balance of $111,000, which reflects the $100,000 loaned plus 9.9% interest thereon.  The Second Note is convertible into Class A Common Stock at a conversion equal to the lesser of $0.005 per share or 70% of the lowest trading price in the 25 trading days previous to the conversion, provided that if the shares are not delivered by DWAC then an additional 10% discount will apply, and if the shares are not eligible for deposit into the DTC system, then an additional 5% discount shall apply. The Second Note further prohibits JMJ from shorting our Class A Common Stock, and provides that if we enter into financing on more favorable terms than are evidenced by the Second Note, then the Second Note shall be repayable on such more favorable terms at JMJ’s option.  Pierre Quilliam, our chief executive officer, entered into a limited personal guarantee under which he guaranteed our obligation to issue shares on conversion of the Second Note, as well as any penalties that we have to pay in the event we do not promptly honor a conversion request.  Mr. Quilliam’s personal guarantee terminates in the event he ceases to be an officer or director or 5% shareholder prior to an event of default occurring under the Second Note.

The Earll Excavation, Inc. holds a judgment against us in the amount of $567,743.56, plus post-judgment interest at the rate of 5.25% per annum.  The Judgment also held that the plaintiff had a first lien on the Company’s Diamond Creek Mill site in Owyhee County, Idaho to secure an indebtedness of $289,648.30, plus post-judgment interest.  The judgment was entered in the action styled Earll Excavation, Inc. v. Silver Falcon Mining, Inc. and Joyce Livestock Company Limited Partnership, Case No. CV 12-2595 (the “Earll Action”).  We are currently considering its options with regard to the judgment, which include raising capital to pay the judgment, filing another motion for reconsideration based on factual inaccuracies in court’s findings, filing an appeal or filing other legal remedies available under state and federal statutes.

We are in default on substantially all of our accounts payable.  As of June 30, 2014, the Internal Revenue Service had filed tax liens for various withholding taxes totaling $252,088 against us and Pierre Quilliam, our chief executive officer; the Idaho Department of Labor and Idaho Tax Commission had filed tax liens for $55,247; and two creditors (not including Earll Excavation, Inc.) had judgment liens for $197,226.

NOTE 8 - CAPITAL STOCK

We are authorized to issue 10,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 250,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of June 30, 2014, there were 4,002,342,481 and 28,753,180 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the three months ended June 30, 2014, we issued shares of Class A Common Stock Common Stock in the following transactions:

•

49,174,757 shares of Class A Common Stock upon conversion of 7% two year promissory notes with a principal balance of $31,400, plus accrued interest thereon.

•

76,728,504 shares of Class A Common Stock upon conversion of convertible notes held by Iliad Research & Trading, LP.

•

162,905,533 shares of Class A Common Stock upon conversion of convertible notes held by JMJ Financial.

•

103,555,555 shares of Class A Common Stock valued at $124,500 were issued in payment of services.

•

39,140,626 shares of Class A Common Stock valued at $62,625 were issued in payment of compensation to officers.

•

75,799,222 shares of Class A Common Stock for services under our stock compensation plan.

As of June 30, 2014, the Company had outstanding notes payable to various investors in the original principal amount of $1,713,454.  All of the notes are convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0012 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from July 9, 2014 to May 30, 2016.    At June 30, 2014, an aggregate of 1,316,068,398 shares of Class A Common Stock were issuable upon conversion of the notes.

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

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($991,564) for the three months ended June 30, 2014.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

Issuance of Shares:  During July 2014, we issued shares of Class A Common Stock in the following transactions:

•

21,250,000 shares of Class A Common Stock to various vendors for consulting services valued at $8,500.

•

98,347,511 shares of Class A Common Stock upon conversion of notes payable with a aggregate principal amount of at $41,164.

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

Results of Operations

Six months ended June 30, 2014 and 2013

We are in the exploration stage and generated revenues of $48,351 and $20,702 in the six months ended June 30, 2014 and 2013, respectively.  Our revenues in the six months ended June 30, 2014  are not representative of our revenues in the future.  Our primary operations during the period consisted of processing ore for third party miners.  We have ceased processing our own tailings until we complete our metallurgical lab and leaching facility.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars in limited quantities to a refiner on a regular basis.  We expect to report increased revenues from our milling operation when our metallurgical lab and our leaching facility are completed.  The leaching facility will increase the percentage of valuable minerals that are extracted from the raw materials, and the completion of the metallurgical lab will increase the rate at which we can complete dore bars for shipment to refiners. Until the metallurgical lab and leaching facility are completed, our revenues may not differ materially from what we have generated to date in 2014.  We do not expect to resume work on our metallurgical lab and leaching facility until we raise capital to pay the costs, and pay or settle certain of our obligations.

We reported losses from operations during the six months ended June 30, 2014 and 2013 of ($2,015,037) and ($3,842,225), respectively.  The decreased loss in 2014 as compared to 2013 was attributable to the following factors:

•

Consulting fees decreased from $1,118,073 in 2013 to $494,850 in 2014 as a result of decreased use of consultants in 2014.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2014	2013

Shareholder relations services	12,000	31,119
Locating and due diligence services on future acquisition opportunities	478,954	621,033
Advise on debt and equity fundraising	-	427,090

•

Compensation expense decreased from $65,183 in 2013 to $6,788 in 2014 as a result of a reduction of payroll during the period.

•

Depreciation expense decreased from $210,000 in 2013 to $187,407 in 2014 as a result of an adjustment of depreciation in the first quarter of 2013.

•

Exploration and improvement costs decreased from $93,037 in 2013 to $17,655 in 2014 as a result of decreased work on the Sinker Tunnel.

•

Lease payment fees decreased from $500,000 in 2013 to $0 in 2014 as a result of the lease deferral effective January 1, 2014.

•

Stock compensation expense was flat at $873,168 in 2013 as compared to $878,182 in 2014.

•

Mill operating expenses decreased from $220,213 in 2013 to $101,620 in 2014 due to a significant reduction in milling activity.

•

General and administrative expenses decreased from $783,253 in 2013 to $376,866 in 2014 as a result of the write-off of prepaid rent of $194,250 on the terminated lease offset by decrease accrued salaries of $305,250 and expenses related to the mill general and administrative expenses.

We reported net losses during the six months ended June 30, 2014 and 2013 of ($2,368,888) and ($4,591,323), respectively.  The decreased loss in 2014 as compared to 2013 was largely attributable to lower interest expense in 2014 of $82,231, as compared to $425,672 in 2013, and by a decrease in the loss from operations, and a decrease in debt conversion expense from ($323,426) in 2013 as compared to ($271,620) in 2014.

Three months ended June 30, 2014 and 2013

We are in the exploration stage and generated revenues of $37,911 and $20,702 in the three months ended June 30, 2014 and 2013, respectively.  Our revenues in the three months ended June 30, 2014 are not representative of our revenues in the future.  Our primary operations during the period consisted of processing ore for third party miners.  We have ceased processing our own tailings until we complete our metallurgical lab and leaching facility.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars in limited quantities to a refiner on a regular basis.  We expect to report increased revenues from our milling operation when our metallurgical lab and our leaching facility are completed.  The leaching facility will increase the percentage of valuable minerals that are extracted from the raw materials, and the completion of the metallurgical lab will increase the rate at which we can complete dore bars for shipment to refiners. Until the metallurgical lab and leaching facility are completed, our revenues may not differ materially from what we have generated to date in 2014. We do not expect to resume work on our metallurgical lab and leaching facility until we raise capital to pay the costs, and pay or settle certain of our obligations.

We reported losses from operations during the three months ended June 30, 2014 and 2013 of ($924,473) and ($2,176,401), respectively.  The decreased loss in 2014 as compared to 2013 was attributable to the following factors:

•

Consulting fees decreased from $797,654 in 2013 to $221,350 in 2014 as a result of decreased use of consultants in 2014.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2014	2013

Shareholder relations services	6,000	31,119
Locating and due diligence services on future acquisition opportunities	197,889	328,400
Advise on debt and equity fundraising	-	427,090

•

Compensation expense decreased from $33,782 in 2013 to $2,204 in 2014 as a result of a reduction of payroll during the period.

•

Depreciation expense decreased from $105,000 in 2013 to $96,233 in 2014 as a result of an adjustment of depreciation in the second quarter of 2013.

•

Exploration and improvement costs decreased from $23,685 in 2013 to $0 in 2014 as a result of decreased work on the Sinker Tunnel.

•

Lease payment fees decreased from $250,000 in 2013 to $0 in 2014 as a result of the lease deferral effective January 1, 2014.

•

Stock compensation expense increased from $445,039 in 2013 to $521,150 in 2014 as a result of timing of share issuances.

•

Mill operating expenses decreased from $83,086 in 2013 to $55,855 in 2014 due to a significant reduction in milling activity.

•

General and administrative expenses decreased from $458,857 in 2013 to $65,592 in 2014 as a result of the write-off of prepaid rent of $194,250 on the terminated lease offset by decrease accrued salaries of $305,250 and expenses related to the mill general and administrative expenses.

We reported net losses during the three months ended June 30, 2014 and 2013 of ($991,564) and ($2,563,170), respectively.  The decreased loss in 2014 as compared to 2013 was largely attributable to lower interest expense in 2014 of $45,290, as compared to $154,814 in 2013, and by a decrease in the loss from operations, and a decrease in debt conversion expense from ($232,156) in 2013 as compared to ($21,801) in 2014.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Net cash provided by (used) in operating activities	$ (45,402)	$ (404,743)
Net cash provided by (used) in investing activities	22,000	(44,409)
Net cash provided by (used) in financing activities	22,839	510,746
Net (decrease) increase in unrestricted cash and cash equivalents	$ (563)	$ 61,594

Comparison of 2014 and 2013

In the six months ended June 30, 2014 and 2013, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($45,402) of cash in 2014, as compared to ($404,743) of cash in 2013.  Major non-cash items that affected our cash flow from operations in 2014 were non-cash charges of $231,549 for depreciation and amortization, non-cash debt conversion costs of $271,620, $490,954 for the value of common stock issued for services, and $452,057 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of $876,924, most of which resulted from an decrease in prepaid expenses of $194,250, a decrease in payroll liabilities of ($3,079), an decrease in due from related parties of $647,463 and an increase in accrued interest of $21,983.

Major non-cash items that affected our cash flow from operations in 2013 were non-cash charges of $387,625 for depreciation and amortization, non-cash debt conversion costs of $323,426, $1,153,720 for the value of common stock issued for services and $1,321,122 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of $698,990, most of which resulted from an increase in prepaid expenses of ($387.921), an increase in due from related party of $498,706 and an increase in accrued payroll of $391,530, offset by a reduction of ($100,914) of accounts payable and accrued expenses.

Investing activities used ($44,409) of cash in 2013, as compared to providing $22,000 of cash in 2014.  The decrease in cash used in investing activities was attributable to lower expenditures for equipment and improvements to our mill property and the sale of a vehicle in 2014.

Financing activities supplied $510,746 of cash in 2013 as compared to $22,839 of cash in 2014.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2013, we issued $546,746 in notes, as compared to 2014 when we issued $22,839 of notes.

Liquidity

Our balance sheet as of June 30, 2014 reflects current assets of $2,540,831, current liabilities of $3,630,440, and working capital deficit of ($1,089,609).

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

As of June 30, 2014, we had the following debts that have matured or mature in the near future:

•

$835,549 in two year notes payable, of which $512,000 is due within one year of June  30, 2014.  As of July 22, 2014, we had failed to pay all interest owed on the notes, and we are in default thereunder.  We do not face any legal action from any of the note holders at this time, and we do not have any formal agreement to waive our default thereunder.  We have been in contact with all of our note holders, and informed them of the status of financing and our ability to pay their notes.  To date, none of the note holders have filed a lawsuit against the Company.  We have offered the note holders the option of converting their notes into common stock at the current market price, instead of the conversion price stated in the notes, and a number of note holders have accepted the offer.  The remaining note holders have elected to hold their notes and allow us time to raise the financing we need to complete our facilities and repay their notes.

•

$11,164 owed to Iliad Research & Trading, LP.  As of August 11, 2014, we had repaid Iliad in full.

•

$731,786 owed to JMJ under two notes, one with an original principal balance of $759,640 and the other with an original principal balance of $110,000, for a total of $869,640. As of June 30, 2014, the outstanding balance owed on both notes was $731,786.  Under the $759,640 note, we were supposed to begin paying off the balance through fourteen equal monthly payments starting on April 14, 2014.  We have not made any cash payments.  Instead, JMJ and we have orally agreed that JMJ may convert and sell up to $3,500 of shares per day until the debt is paid.

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

As of June 30, 2014, we are obligated to issue approximately 1,316,068,398 shares of Class A Common Stock upon conversion of outstanding notes.  Our contingent obligation to issue new shares of Class A Common Stock, combined with our plans to issue shares of Class A Common Stock to satisfy certain recurring liabilities, may impair our ability to raise capital by issuing shares of Class A Common Stock or securities convertible into Class A Common Stock, because future investors may be worried about future dilution.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the six months ended June 30, 2014, and have minimal revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of convertible notes and to solicit existing convertible note holders to convert their notes into common stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

The Earll Excavation, Inc. holds a judgment against us in the amount of $567,743.56, plus post-judgment interest at the rate of 5.25% per annum.  The Judgment also held that the plaintiff had a first lien on the Company’s Diamond Creek Mill site in Owyhee County, Idaho to secure an indebtedness of $289,648.30, plus post-judgment interest.  The judgment was entered in the action styled Earll Excavation, Inc. v. Silver Falcon Mining, Inc. and Joyce Livestock Company Limited Partnership, Case No. CV 12-2595 (the “Earll Action”).  We are currently considering its options with regard to the judgment, which include raising capital to pay the judgment, filing another motion for reconsideration based on factual inaccuracies in court’s findings, filing an appeal or filing other legal remedies available under state and federal statutes.

We are in default on substantially all of our accounts payable.  As of June 30, 2014, the Internal Revenue Service had filed tax liens for various withholding taxes totaling $252,088 against us and Pierre Quilliam, our chief executive officer; the Idaho Department of Labor and Idaho Tax Commission had filed tax liens for $55,247; and two creditors (not including Earll Excavation, Inc.) had judgment liens for $197,226.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2014, we issued shares of Class A Common Stock in the following transactions:

•

49,174,757 shares of Class A Common Stock upon conversion of 7% two year promissory notes with a principal balance of $31,400, plus accrued interest thereon.

•

76,728,504 shares of Class A Common Stock upon conversion of convertible notes held by Iliad Research & Trading, LP.

•

162,905,533 shares of Class A Common Stock upon conversion of convertible notes held by JMJ Financial.

•

103,555,555 shares of Class A Common Stock valued at $124,500 were issued in payment of services.

•

39,140,626 shares of Class A Common Stock valued at $62,625 were issued in payment of compensation to officers.

During the three months ended June 30, 2014, we issued $2,500 of our 7% two year convertible promissory notes to various investors.  Each note is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

The shares and notes were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of June 30, 2014, we were indebted under a promissory note dated December 3, 2009 in the original principal amount of $225,000, which is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  As of June 30, 2014, we had not paid the installment due on January 1, 2014.

As of June 30, 2014, we were indebted under $835,549 principal amount of 7% two year notes. All of the 7% two year notes provide for monthly interest payments.  As of June 30, 2014, we had not made interest payments that are due on substantially all of the 7% two year notes.

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

SILVER FALCON MINING, INC.
Date: August 11, 2014	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: August 11, 2014	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)