Form 10-K/A
period 2013-12-31
Silver Falcon Mining, Inc.
filed 2014-10-22
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No.1 to FORM 10-K)

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

10.8	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated January 21, 2011 (incorporated by reference to the Form 8-K filed January 26, 2011)
10.9	Amendment to Amendment to Lease dated March 24, 2011 ((Incorporated by reference to the Form 10-K/A filed November 30, 2011)
10.10	Amendment to Lease between GoldLand Holdings Co. and Silver Falcon Mining, Inc., dated April 12, 2013 (incorporated by reference to Form 10-K filed on April 12, 2013)
10.11	2012 Stock Option Plan (incorporated by reference to Registration Statement on Form S-8 filed July 9, 2012)

10.12	2012 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Registration Statement on Form S-8 filed July 9, 2012)
10.13	Securities Purchase Agreement dated March 30, 2012 by and between Silver Falcon Mining, Inc. and Iliad Research and Trading, LP (incorporated by reference to the Form 8-K filed April 10, 2012)
10.14	Promissory Note payable to Iliad Research and Trading, LP dated March 30, 2012 (incorporated by reference to the Form 8-K filed April 10, 2012)
10.15	Transfer Agent Instructions dated March 30, 2012 (incorporated by reference to the Form 8-K filed April 10, 2012)
10.16	Common Stock Purchase Warrant dated June 4, 2012 by and between Silver Falcon Mining, Inc. and Iliad Research and Trading, LP (incorporated by reference to the Form 8-K filed June 8, 2012)
10.17***	Settlement Agreement dated December 13, 2013 by and among Justin Keener, d/b/a JMJ Financial, Silver Falcon Mining, Inc. and Pierre Quilliam
10.18***	$759,640 Promissory Note payable by Silver Falcon Mining, Inc. to JMJ Financial
10.19***	$111,000 Promissory Note payable by Silver Falcon Mining, Inc. to JMJ Financial
10.20***	Limited Personal Guaranty Agreement dated December 13, 2013 by and among Silver Falcon Mining, Inc., JMJ Financial and Pierre Quilliam
14	Code of Business Conduct and Ethics (incorporated by reference to the Form 10 Registration Statement filed August 17, 2009)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21***	Subsidiaries of Registrant (incorporated by reference to Form 10-K filed on April 12, 2013)
23***	Consent of W.T. Uniack & Co. CPA's P.C.
31.1*	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS*	XBRL Instance Document
EX-101.SCH*	XBRL Taxonomy Extension Schema
EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF*	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB*	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

95***	Mine safety information listed in Section 1503 of the Dodd-Frank Act (incorporated by reference to Form 10-K filed on April 12, 2013)

*

Filed herewith.

**

Included within financial statements.

***

Previously Filed with FORM 10-K on April 15, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, hereunto duly authorized.

SILVER FALCON MINING, INC.
Dated: October 21, 2014	/s/ Pierre Quilliam
Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: October 21, 2014	/s/ Thomas C. Ridenour
By: Thomas Ridenour, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: October 21, 2014	/s/ Pierre Quilliam
Pierre Quilliam, Chairman and Chief Executive Officer

Dated: October 21, 2014	/s/ Denise Quilliam
Denise Quilliam, Director

Dated:
Christian Quilliam, Chief Operating Officer and Director

Dated: October 21, 2014	/s/ Thomas C. Ridenour
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