Form 10-Q
period 2014-09-30
Silver Falcon Mining, Inc.
filed 2014-11-14
CIK 1464830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,954,264,160 and 28,753,180 shares of Class A Common Stock and Class B Common Stock, respectively, as of November 1, 2014.

2

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

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

28

Item 3.  Defaults upon Senior Securities.

29

Item 4. Mine Safety Disclosures.

29

Item 5.  Other Information.

29

Item 6.  Exhibits.

29

SIGNATURES

30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
	(UNAUDITED)	(AUDITED)
ASSETS
Cash	$ 1,344	$ 2,465
Inventories, work in process	2,538,929	2,538,929
Due from related parties, net of amounts due to related parties	-	32,647
Total current assets	2,540,273	2,574,041

Mill equipment, net of accumulated depreciation of $1,808,113 and $1,534,658, respectively (see Note 4)	323,819	619,274
Properties	2,851,095	2,851,095
Prepaid expenses (see Note 5)	-	194,250
Other assets	8,900	13,900
Total Assets	$ 5,724,087	$ 6,252,560

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$ 1,070,159	$ 1,031,154
Payroll liabilities	396,056	282,540
Due to related parties	619,013	-
Accrued interest	98,280	81,197
Notes payable - current portion (see Note 3)	1,590,331	2,157,070
Total current liabilities	3,773,839	3,551,961

Notes payable (see Note 3)	-	20,095
Total liabilities	3,773,839	3,572,056

STOCKHOLDERS' DEFICIT
Common stock, Class A, par value $0.0001, 10,000,000,000 shares authorized, 5,781,764,160 and 2,764,005,816, issued and outstanding, respectively	578,178	276,401
Common stock, Class B, par value $0.0001, 250,000,000 shares authorized, 28,753,180 and 33,253,180 issued and outstanding, respectively	2,874	3,325
Additional paid in capital	56,552,750	54,440,247
Accumulated deficit	(55,183,554)	(52,039,469)
	1,950,248	2,680,504
Total liabilities and stockholders' deficit	$ 5,724,087	$ 6,252,560

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2014

(UNAUDITED)

	2014	2013	Cumulative from Inception

Revenue	$ 61,594	$ 30,902	$ 424,997

Expenses
Consulting fees	$ 537,577	$ 1,371,980	$ 18,626,835
Exploration and improvement	21,433	94,129	2,612,155
Mill operating expenses	136,110	346,556	2,592,686
Property lease fees	-	750,000	2,859,529
Compensation expense	6,788	69,703	2,859,529
Stock compensation expense	1,304,308	1,210,260	13,531,704
Depreciation expense	280,055	315,000	1,814,713
General and administrative	506,160	1,198,628	5,895,832
	2,792,431	5,356,256	50,183,454

Loss from operations	(2,730,837)	(5,325,354)	(49,758,457)

Interest expense	(141,628)	(696,547)	(1,986,373)
Debt conversion expense	(271,620)	(764,723)	(3,438,724)

Net Loss	$ (3,144,085)	$ (6,786,624)	$ (55,183,554)

Net loss per common share - basic and diluted	$ -	$ (0.01)	$ (0.07)

Weighted average number of common shares outstanding – basic and diluted	3,839,204,669	1,036,936,339	777,416,286

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

 (UNAUDITED)

	2014	2013

Revenue	$ 13,243	$ 10,200

Expenses
Consulting fees	$ 42,727	$ 253,907
Exploration and improvement	3,778	1,092
Mill operating expenses	34,490	126,343
Property lease fees	-	250,000
Compensation expense	-	4,520
Stock compensation expense	426,126	337,092
Depreciation expense	92,648	105,000
General and administrative	129,274	415,375
	729,043	1,493,329

Loss from operations	(715,800)	(1,483,129)

Interest expense	(59,397)	(270,875)
Debt conversion expense	-	(441,297)

Net Loss	$ (775,197)	$ (2,195,301)

Net loss per common share - basic and diluted	$ -	$ -

Weighted average number of common shares outstanding – basic and diluted	4,649,358,674	1,191,374,198

See accompanying notes to financial statements.

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2014

(UNAUDITED)

	2014	2013	Cumulative from Inception
Cash flows from operating activities
Net Loss	$ (3,144,085)	$ (6,786,624)	$ (55,183,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for consulting services	524,154	1,387,565	22,767,660
Issuance of common stock for compensation	878,183	1,434,237	9,260,202
Issuance of common stock for related party	-	294,000	1,951,979
Issuance of common stock for road access	-	-	13,050
Issuance of common stock for interest	3,382	7,697	227,374
Issuance of common stock for rent	-	-	1,315,730
Issuance of common stock for expenses	-	-	418,628
Debt conversion expense	271,620	764,723	3,438,724
Options granted	-	-	3,845,375
Increase (decrease) in operating assets and liabilities:
Depreciation	273,455	315,000	1,808,113
Amortization	76,113	266,438	626,028
Inventories, work in process	-	-	(2,618,655)
Prepaid expenses	194,250	(134,994)	-
Due from related party	651,660	801,238	619,013
Other assets	5,000	66,829	75,826
Accounts payable and accrued expenses	39,005	(65,786)	1,380,464
Accrued interest	33,887	408,886	542,133
Accrued payroll and payroll liabilities	113,516	700,471	1,890,977
Net cash used in operating activities	(79,860)	(540,320)	(7,620,933)

Cash flows from investing activities
Purchase of equipment	-	(36,590)	(2,129,106)
Purchase of mill and mining properties	-	(8,820)	(2,097,007)
Proceeds from sale of vehicle	22,000	-	22,000
Cash acquired in acquisition	-	-	39,780
Net cash used in investing activities	22,000	(45,410)	(4,164,333)

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2014

(UNAUDITED)

(continued)

	2014	2013	Cumulative from Inception
Cash flows from financing activities
Proceeds from notes payable	56,739	650,830	11,966,231
Proceeds from sale of common stock	-	-	170,667
Purchase of common stock	-	-	(63,000)
Repayments of notes payable	-	(36,000)	(287,288)
Proceeds from Directors loans	-	-	338,113
Repayments of Directors loans	-	-	(338,113)
Net cash provided by financing activities	56,739	614,830	11,786,610

Net (decrease) increase in cash	(1,121)	29,100	1,344

Cash - beginning of period	2,465	3,141	-
Cash - end of period	$ 1,344	$ 32,241	$ 1,344

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS	2014	2013	Cumulative from Inception

Shares issued for notes payable conversions	736,490	2,015,997	10,721,255
Shares issued for accrued compensation	-	-	1,494,921
Shares issued for rent	-	-	453,600
Shares issued for expenses	-	-	418,628
Shares issued for interest	3,382	7,697	227,374
Shares issued for related party	-	294,000	1,951,979
Shares issued for acquisition	-	-	355,085
Shares issued for purchase mining properties	-	-	754,089
Shares issued for compensation	878,183	1,434,237	9,260,202

s ee accompanying notes to financial statements

SILVER FALCON MINING, INC.

 (AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

	COMMON STOCK	COMMON STOCK		ADDITIONAL
	SERIES A	SERIES B		PAID IN		ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2013	2,764,005,816	$ 276,401	33,253,180	$ 3,325	$ 54,440,247	$ (52,039,469)	$ 2,680,504

Issuance of common stock for services	430,401,223	43,040	-	-	481,114	-	524,154
Issuance of common stock for related party	-	-	-	-	-	-	-
Issuance of common stock for interest	10,191,132	1,019	-	-	2,363	-	3,382
Issuance of common stock for notes payable conversions	881,438,634	88,144	-	-	648,346	-	736,490
Issuance of common stock for compensation	1,650,727,355	165,073	-	-	680,710	-	845,783
Conversion of Class B to Class A common stock	45,000,000	4,501	(4,500,000)	(451)	28,350		32,400
Beneficial conversion and debt issue costs			-	-	271,620	-	271,620
Net loss	-	-	-	-	-	(3,144,085)	(3,144,085)

Balance as of September 30, 2014	5,781,764,160	$ 578,178	28,753,180	$ 2,874	$ 56,552,750	$ (55,183,554)	$ 1,950,248

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

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss).  We had no accruals for closure costs, reclamation and environmental matters for operating and non-operating properties at September 30, 2014.

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

NOTE 3 – NOTES PAYABLE

7% Two Year Notes

As of September 30, 2014, we had outstanding $869,449 of two-year promissory notes that we have issued to various investors starting in 2012.  Interest accrues on the notes at the rate of 7% per year, and is payable monthly.  Principal and interest due on the notes is convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0001 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from October 16, 2014 to September 29, 2016.  During the three and nine months ended September 30, 2014, we issued $33,900 and $56,739 of new notes, respectively.

During the three months ended September 30, 2014, there were no conversions of notes payable

The maturities of 7% notes payable are as follows:

2014	$ 67,000
2015	346,678
2016	455,771
Total	869,449

Less current maturities	(869,449)
Long term debt	$ -

Land Purchase Note

On December 3, 2009, we executed a promissory note for $225,000 as partial consideration for the purchase of land in Idaho.  The promissory note is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  The balance due on the note at September 30, 2014 was $134,955.  We are in default on the payment due January 1, 2014.

Iliad Research & Trading, LP Convertible Note

On March 30, 2012 we issued a convertible promissory note to Iliad Research & Trading, LP (“Iliad”) in the original principal amount of $566,500.  Our net proceeds were $500,000, after deducting original issue discount of $51,500 and attorney’s fees and costs of the investor of $15,000.  The note bears interest at 8% per annum, and is payable in twelve monthly installments beginning on October 1, 2012 and continuing for each of the next eleven calendar months.  Each monthly payment will be equal to $47,208.33, plus any accrued and unpaid interest as of the installment date.  Any installment payment may be either cash or shares of common stock, at our election, except that we may not pay less than six of the twelve installments in shares of common stock.  Also, of the first six installment payments not less than three must be in shares of common stock, and of the last six installment payments not less than three must be in shares of common stock.  If we make an installment payment in cash that we are required to make in shares of common stock, then we will be required to pay a 25% penalty on the amount of the installment payment.  The note is convertible into shares of Class A Common Stock at $0.04 per share, subject to adjustment downward under certain circumstances defined in the note. During the three months ended September 30, 2014, we issued 48,347,511 shares of our Class A Common Stock in payment of principal and interest of $11,164 and $100, respectively.  As of September 30, 2014, the note was paid in full.

JMJ Financial Convertible Note

In November 2013, we reached a settlement of the litigation with JMJ Financial (“JM”).  Under the settlement, we issued JMJ a new note to evidence our existing obligation to JMJ, and JMJ loaned us an additional $100,000, which is evidenced by a different note. As of September 30, 2014, we were indebted to JMJ under two notes with the following terms:

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

•

A note for $111,000 (the “Second Note”), which reflects the $100,000 loaned as part of the settlement plus 9.9% interest thereon.  The Second Note` is convertible into Class A Common Stock at a conversion equal to the lesser of $0.005 per share or 70% of the lowest trading price in the 25 trading days previous to the conversion, provided that if the shares are not delivered by DWAC then an additional 10% discount will apply, and if the shares are not eligible for deposit into the DTC system, then an additional 5% discount shall apply. The Second Note further prohibits JMJ from shorting our common stock, and provides that if we enter into financing on more favorable terms than are evidenced by the Second Note, then the Second Note shall be repayable on such more favorable terms at JMJ’s option.  Pierre Quilliam, our chief executive officer, entered into a limited personal guarantee under which he guaranteed our obligation to issue shares on conversion of the Second Note, as well as any penalties that we have to pay in the event we do not promptly honor a conversion request. Mr. Quilliam’s personal guarantee terminates in the event he ceases to be an officer or director or 5% shareholder prior to an event of default occurring under the Second Note.

During the three months ended September 30, 2014, we issued 200,000,000 shares of our Class A Common Stock in payment of principal of $65,000 on the First Note.  As of September 30, 2014, the outstanding balance owed on the First Note and Second Note was $666,786.

NOTE 4 – MILL EQUIPMENT

The following table summarizes the Company’s equipment as of September 30, 2014.

Mill equipment	$ 1,976,615
Vehicles	155,317
Accumulated depreciation	(1,808,113)
Net	$ 323,819

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

As of September 30, 2014 and December 31, 2013, we owed Goldland $163,472 and Goldland owed us $397,512 respectively.  The amounts are non-interest bearing, unsecured demand loans.

Pierre Quilliam, our chairman and chief executive officer, has made loans to us from time to time.  The loans are non-interest bearing, unsecured demand loans.  The amount outstanding to Mr. Quilliam at September 30, 2014 and December 31, 2013 was $70,654 and $0, respectively.  The loans represent amounts paid by Mr. Quilliam on our behalf for expenses relating to various mill operating costs.  In addition, we owe Bisell Investments of Florida, Inc. $384,887.  Mr. Quilliam is President of Bisell Investments of Florida, Inc.

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

On September 30, 2104, a second amended judgment was entered in favor of Earll Excavation, Inc. against us in the amount of $593,812.39, plus costs of $146, plus attorney’s fees of $19,330, for a total of $613,288.40 in the action styled Earll Excavation, Inc. v. Silver Falcon Mining, Inc. and Joyce Livestock Company Limited Partnership, Case No. CV 12-2595 (the “Earll Action”).  The second amended judgment also held that the plaintiff had a valid lien against the land on which our Diamond Creek mill sits for $315,312.25 of the judgment amount. We have filed an appeal of the judgment, but have not posted a bond, which means that Earll Excavation, Inc. is free to execute the judgment and seize our assets if it desired.  However, to date Earll Excavation, Inc. has not taken any steps to collect the judgment pending settlement discussions, and our efforts to raise capital to fund any settlement amount.

We are in default on substantially all of our accounts payable.  As of September 30, 2014, the Internal Revenue Service had filed tax liens for various withholding taxes totaling $252,088 against us and Pierre Quilliam, our chief executive officer; the Idaho Department of Labor and Idaho Tax Commission had filed tax liens for $55,247; and two creditors (not including Earll Excavation, Inc.) had judgment liens for $197,226.

NOTE 8 - CAPITAL STOCK

We are authorized to issue 10,000,000,000 shares of Class A Common Stock with a par value of $0.0001 per share, and 250,000,000 shares of Class B Common Stock with a par value of $0.0001 per share.  Class A Common Stock and Class B Common Stock have equal rights to dividends and distributions.  However, each outstanding share of Class A Common Stock is entitled to one vote on all matters that may be voted upon by the owners thereof at meetings of the stockholders, while each outstanding share of Class B Common Stock is entitled to forty votes on all matters that may be voted upon by the owners thereof at meetings of the stockholders.  As of September 30, 2014, there were 5,781,764,160 and 28,753,180 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

During the three months ended September 30, 2014, we issued shares of Class A Common Stock Common Stock in the following transactions:

•

48,347,511 shares of Class A Common Stock upon conversion of convertible notes held by Iliad Research & Trading, LP.

•

200,000,000 shares of Class A Common Stock upon conversion of convertible notes held by JMJ Financial.

•

19,736,667 shares of Class A Common Stock valued at $6,500 were issued in payment of services.

•

1,420,420,834 shares of Class A Common Stock valued at $426,126 were issued in payment of compensation to officers.

•

80,916,667 shares of Class A Common Stock valued at $26,700 were issued in payment for services under our stock compensation plan.

As of September 30, 2014, the Company had outstanding notes payable to various investors in the original principal amount of $1,536,235.  All of the notes are convertible into shares of Class A Common Stock at the election of the holder at conversion prices ranging from $0.0001 to $0.275 per share.  The conversion price of the notes is set at the market price of the Class A Common Stock on the date of issuance.  The notes mature at various dates ranging from October 16, 2014 to September 29, 2016.  At September 30, 2014, an aggregate of 2,439,682,340 shares of Class A Common Stock were issuable upon conversion of the notes.

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

NOTE 9 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, we incurred a net loss of ($775,197) for the three months ended September 30, 2014.  We have remained in business primarily through the deferral of salaries by management, the issuance of stock to compensate employees and consultants, and raising funds from the sale of two year convertible notes. We intend on financing our future development activities from the same sources, until such time that funds provided by operations are sufficient to fund working capital requirements.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

NOTE 10 – SUBSEQUENT EVENTS

Issuance of Shares:  During October 2014, we issued shares of Class A Common Stock in the following transactions:

•

172,500,000 shares of Class A Common Stock to various vendors for consulting services valued at $44,500.

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

Results of Operations

Nine months ended September 30, 2014 and 2013

We are in the exploration stage and generated revenues of $61,594 and $30,902 in the nine months ended September 30, 2014 and 2013, respectively.  Our revenues in the nine months ended September 30, 2014 are not representative of our revenues in the future.  Our primary operations during the period consisted of processing ore for third party miners.  We have ceased processing our own tailings until we complete our metallurgical lab and leaching facility.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars in limited quantities to a refiner on a regular basis.  We expect to report increased revenues from our milling operation when our metallurgical lab and our leaching facility are completed.  The leaching facility will increase the percentage of valuable minerals that are extracted from the raw materials, and the completion of the metallurgical lab will increase the rate at which we can complete dore bars for shipment to refiners. Until the metallurgical lab and leaching facility are completed, our revenues may not differ materially from what we have generated to date in 2014.  We do not expect to resume work on our metallurgical lab and leaching facility until we raise capital to pay the costs, and pay or settle certain of our obligations.

We reported losses from operations during the nine months ended September 30, 2014 and 2013 of ($2,730,837) and ($5,325,354), respectively.  The decreased loss in 2014 as compared to 2013 was attributable to the following factors:

•

Consulting fees decreased from $1,371,980 in 2013 to $537,577 in 2014 as a result of decreased use of consultants in 2014.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2014	2013

Shareholder relations services	18,500	62,730
Locating and due diligence services on future acquisition opportunities	486,154	809,879
Legal and compliance	19,500	90,000
Advice on debt and equity fundraising	-	427,090

•

Compensation expense decreased from $69,703 in 2013 to $6,788 in 2014 as a result of a reduction of payroll during the period.

•

Depreciation expense decreased from $315,000 in 2013 to $280,055 in 2014 as a result of an adjustment of depreciation in the first and second quarter of 2013.

•

Exploration and improvement costs decreased from $94,129 in 2013 to $21,433 in 2014 as a result of decreased work on the Sinker Tunnel.

•

Lease payment fees decreased from $750,000 in 2013 to $0 in 2014 as a result of the lease deferral effective January 1, 2014.

•

Stock compensation expense increased from $1,210,260 in 2013 as compared to $1,304,308 in 2014 as a result of lower cash available for compensation.

•

Mill operating expenses decreased from $346,556 in 2013 to $136,110 in 2014 due to a significant reduction in milling activity.

•

General and administrative expenses decreased from $1,198,628 in 2013 to $506,160 in 2014 as a result of the write-off of prepaid rent of $194,250 on the terminated lease offset by decreased accrued salaries of $305,250 and expenses related to the mill general and administrative expenses.

We reported net losses during the nine months ended September 30, 2014 and 2013 of ($3,144,085) and ($6,786,624), respectively.  The decreased loss in 2014 as compared to 2013 was largely attributable to lower interest expense in 2014 of $141,628, as compared to $696,547 in 2013, and by a decrease in the loss from operations, and a decrease in debt conversion expense from ($764,723) in 2013 as compared to ($271,620) in 2014.

Three months ended September 30, 2014 and 2013

We are in the exploration stage and generated revenues of $13,243 and $10,200 in the three months ended September 30, 2014 and 2013, respectively.  Our revenues in the three months ended September 30, 2014 are not representative of our revenues in the future.  Our primary operations during the period consisted of processing ore for third party miners.  We have ceased processing our own tailings until we complete our metallurgical lab and leaching facility.  In 2011, we completed a temporary smelter on our mill site and began shipping dore bars in limited quantities to a refiner on a regular basis.  We expect to report increased revenues from our milling operation when our metallurgical lab and our leaching facility are completed.  The leaching facility will increase the percentage of valuable minerals that are extracted from the raw materials, and the completion of the metallurgical lab will increase the rate at which we can complete dore bars for shipment to refiners. Until the metallurgical lab and leaching facility are completed, our revenues may not differ materially from what we have generated to date in 2014. We do not expect to resume work on our metallurgical lab and leaching facility until we raise capital to pay the costs, and pay or settle certain of our obligations.

We reported losses from operations during the three months ended September 30, 2014 and 2013 of ($715,800) and ($1,483,129), respectively.  The decreased loss in 2014 as compared to 2013 was attributable to the following factors:

•

Consulting fees decreased from $253,907 in 2013 to $42,727 in 2014 as a result of decreased use of consultants in 2014.   The material components of expenses charged to consulting services in both years were as follows:

Type of Services	2014	2013

Shareholder relations services	6,500	6,000
Locating and due diligence services on future acquisition opportunities	7,200	188,846
Legal and compliance	19,500	39,000

•

Compensation expense decreased from $4,520 in 2013 to $0 in 2014 as a result of a reduction of payroll during the period.

•

Depreciation expense decreased from $105,000 in 2013 to $96,648 in 2014 as a result of an adjustment of depreciation in the third quarter of 2013.

•

Exploration and improvement costs increased from $1,092 in 2013 to $3,778 in 2014 as a result of winterizing work on the Sinker Tunnel.

•

Lease payment fees decreased from $250,000 in 2013 to $0 in 2014 as a result of the lease deferral effective January 1, 2014.

•

Stock compensation expense increased from $337,092 in 2013 to $426,126 in 2014 as a result of timing of share issuances.

•

Mill operating expenses decreased from $126,343 in 2013 to $34,490 in 2014 due to a significant reduction in milling activity.

•

General and administrative expenses decreased from $415,375 in 2013 to $129,274 in 2014 as a result of lower expenses related to the mill general and administrative expenses.

We reported net losses during the three months ended September 30, 2014 and 2013 of ($775,197) and ($2,195,301), respectively.  The decreased loss in 2014 as compared to 2013 was largely attributable to lower interest expense in 2014 of $59,397, as compared to $270,875 in 2013, and by a decrease in the loss from operations, and a decrease in debt conversion expense from ($441,297) in 2013 as compared to ($0) in 2014.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Net cash provided by (used) in operating activities	$ (79,860)	$ (540,320)
Net cash provided by (used) in investing activities	22,000	(45,410)
Net cash provided by (used) in financing activities	56,739	614,830
Net (decrease) increase in unrestricted cash and cash equivalents	$ (1,121)	$ 29,100

Comparison of 2014 and 2013

In the nine months ended September 30, 2014 and 2013, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($79,830) of cash in 2014, as compared to ($540,320) of cash in 2013.  Major non-cash items that affected our cash flow from operations in 2014 were non-cash charges of $349,568 for depreciation and amortization, non-cash debt conversion costs of $271,620, $524,154 for the value of common stock issued for services, and $878,183 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of $1,037,318, most of which resulted from an decrease in prepaid expenses of $194,250, an increase in payroll liabilities of $113,513, an increase in due from related parties of $651,660 and an increase in accrued interest of $33,887.

Major non-cash items that affected our cash flow from operations in 2013 were non-cash charges of $581,438 for depreciation and amortization, non-cash debt conversion costs of $764,723, $1,387,565 for the value of common stock issued for services and $1,434,237 for the value of common stock issued for compensation.  Other non-cash items include changes in operating assets and liabilities of $1,776,644, most of which resulted from an increase in prepaid expenses of ($134,994), an increase in due from related party of $801,238 and an increase in accrued payroll of $700,471, offset by a reduction of ($65,786) of accounts payable and accrued expenses.

Investing activities used ($45,410) of cash in 2013, as compared to providing $22,000 of cash in 2014.  The decrease in cash used in investing activities was attributable to lower expenditures for equipment and improvements to our mill property and the sale of a vehicle in 2014.

Financing activities supplied $614,830 of cash in 2013 as compared to $56,739 of cash in 2014.  Substantially all of the cash supplied in both years derived from the issuance of notes, net of sums spent to repay notes.  In 2013, we issued $650,830 in notes, as compared to 2014 when we issued $56,739 of notes.

Liquidity

Our balance sheet as of September 30, 2014 reflects current assets of $2,540,273, current liabilities of $3,773,839, and working capital deficit of ($1,233,566).

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

As of September 30, 2014, we had the following debts that have matured or mature in the near future:

•

$869,449 in two year notes payable, of which $366,083 is due within one year of September  30, 2014.  As of November 1, 2014, we had failed to pay all interest owed on the notes, and we are in default thereunder.  We do not face any legal action from any of the note holders at this time, and we do not have any formal agreement to waive our default thereunder.  We have been in contact with all of our note holders, and informed them of the status of financing and our ability to pay their notes.  To date, none of the note holders have filed a lawsuit against the Company.  We have offered the note holders the option of converting their notes into common stock at the current market price, instead of the conversion price stated in the notes, and a number of note holders have accepted the offer.  The remaining note holders have elected to hold their notes and allow us time to raise the financing we need to complete our facilities and repay their notes.

•

$666,786 owed to JMJ under two notes, one with an original principal balance of $759,640 and the other with an original principal balance of $110,000, for a total of $869,640. As of September 30, 2014, the outstanding balance owed on both notes was $666,786.  Under the $759,640 note, we were supposed to begin paying off the balance through fourteen equal monthly payments starting on April 14, 2014.  We have not made any cash payments.  Instead, JMJ and we have orally agreed that JMJ may convert and sell up to $3,500 of shares per day until the debt is paid.

Also, beginning January 1, 2012, we began to make monthly payments of $83,333 to GoldLand under our lease of its mining interests on War Eagle Mountain.  We paid the monthly liability to Goldland by issuing shares of our Class A Common Stock to GoldLand employees for compensation on behalf of GoldLand, and applying the value of the shares against our liability to GoldLand.  In the quarter ending March 31, 2014, we reached an agreement with Goldland to defer lease payments for two years commencing on January 1, 2014.

The amount of capital that we currently have the capacity to raise is not sufficient to pay all of the capital expenses that we need to pay to commence operations, and pay our other liabilities as they come due.  However, we adopted a number of measures to enable us to remain in business until we are able to raise the capital that we need.  For example, we plan to continue paying most of the salaries of our management by issuing shares of Class A Common Stock.  We also plan to continue paying certain accounts payable with common stock, and have reached an agreement with Goldland to defer monthly lease payments to GoldLand for two years.  In the event we are able to raise some, but not all, of the capital that we need, we plan to request that note holders extend the maturity of their notes or convert their notes into shares of common stock.

As of September 30, 2014, we are obligated to issue approximately 2,439,682,340 shares of Class A Common Stock upon conversion of outstanding notes.  Our contingent obligation to issue new shares of Class A Common Stock, combined with our plans to issue shares of Class A Common Stock to satisfy certain recurring liabilities, may impair our ability to raise capital by issuing shares of Class A Common Stock or securities convertible into Class A Common Stock, because future investors may be worried about future dilution.

Notwithstanding the fact that we are able to satisfy many of our liabilities by the issuance of shares, there are still many liabilities and capital expenditures that we cannot satisfy through the issuance of shares, including most of the construction cost to complete our metallurgical lab and leaching facility.  We are actively seeking investment banking professionals to assist us in raising capital as well as advice on how we can be restructured to make the company sufficiently attractive to induce new investors to provide the capital we need.  In the event we are not able to raise new cash capital, we will not be able to complete our business plan, and may be forced to consider a sale of the entire company.  There is no assurance that any capital that we raise does not dilute existing shareholders.  Furthermore, we may be required to complete a restructuring of our capital structure, which may include a reverse split of our common stock, in order consummate any capital raise.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the nine months ended September 30, 2014, and have minimal revenues at this time.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of convertible notes and to solicit existing convertible note holders to convert their notes into common stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pierre Quilliam, our chief executive officer, and Tom Ridenour, our chief financial officer, are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

On September 30, 2104, a second amended judgment was entered in favor of Earll Excavation, Inc. against us in the amount of $593,812.39, plus costs of $146, plus attorney’s fees of $19,330, for a total of $613,288.40 in the action styled Earll Excavation, Inc. v. Silver Falcon Mining, Inc. and Joyce Livestock Company Limited Partnership, Case No. CV 12-2595 (the “Earll Action”).  The second amended judgment also held that the plaintiff had a valid lien against the land on which our Diamond Creek mill sits for $315,312.25 of the judgment amount. We have filed an appeal of the judgment, but have not posted a bond, which means that Earll Excavation, Inc. is free to execute the judgment and seize our assets if it desired.  However, to date Earll Excavation, Inc. has not taken any steps to collect the judgment pending settlement discussions, and our efforts to raise capital to fund any settlement amount..

We are in default on substantially all of our accounts payable.  As of September 30, 2014, the Internal Revenue Service had filed tax liens for various withholding taxes totaling $252,088 against us and Pierre Quilliam, our chief executive officer; the Idaho Department of Labor and Idaho Tax Commission had filed tax liens for $55,247; and two creditors (not including Earll Excavation, Inc.) had judgment liens for $197,226.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2014, we issued shares of Class A Common Stock in the following transactions:

•

48,347,511 shares of Class A Common Stock upon conversion of convertible notes held by Iliad Research & Trading, LP.

•

200,000,000 shares of Class A Common Stock upon conversion of convertible notes held by JMJ Financial.

•

100,653,334 shares of Class A Common Stock valued at $33,200 were issued in payment of services.

•

1,420,420,834 shares of Class A Common Stock valued at $426,126 were issued in payment of compensation to officers.

During the three months ended September 30, 2014, we issued $33,900 of our 7% two year convertible promissory notes to various investors.  Each note is convertible into shares of common stock at the holder’s election at the market price of the common stock on the date of issuance.

The shares and notes were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2014, we were indebted under a promissory note dated December 3, 2009 in the original principal amount of $225,000, which is payable without interest in ten annual installments of $22,500 each, with the first installment being due on January 1, 2010.  As of September 30, 2014, we had not paid the installment due on January 1, 2014.

As of September 30, 2014, we were indebted under $869,449 principal amount of 7% two year notes. All of the 7% two year notes provide for monthly interest payments.  As of September 30, 2014, we had not made interest payments that are due on substantially all of the 7% two year notes.

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

SILVER FALCON MINING, INC.
Date: November 14, 2014	/s/ Pierre Quilliam
By: Pierre Quilliam, Chief Executive Officer (principal executive officer)

Date: November 14, 2014	/s/ Thomas C. Ridenour
By: Thomas C. Ridenour, Chief Financial Officer (principal financial and accounting officer)