Form 10-Q/A
period 2014-09-30
Silver Falcon Mining, Inc.
filed 2014-12-05
CIK 1464830

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

SILVER FALCON MINING, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,

AND THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2014

(UNAUDITED)

	2014	2013	Cumulative from Inception

Revenue	$ 61,594	$ 30,902	$ 424,997

Expenses
Consulting fees	$ 537,577	$ 1,371,980	$ 18,626,835
Exploration and improvement	21,433	94,129	2,612,155
Mill operating expenses	136,110	346,556	2,592,686
Property lease fees	-	750,000	2,250,000
Compensation expense	6,788	69,703	2,859,529
Stock compensation expense	1,304,308	1,210,260	13,531,704
Depreciation expense	280,055	315,000	1,814,713
General and administrative	506,160	1,198,628	5,895,832
	2,792,431	5,356,256	50,183,454

Loss from operations	(2,730,837)	(5,325,354)	(49,758,457)

Interest expense	(141,628)	(696,547)	(1,986,373)
Debt conversion expense	(271,620)	(764,723)	(3,438,724)

Net Loss	$ (3,144,085)	$ (6,786,624)	$ (55,183,554)

Net loss per common share - basic and diluted	$ -	$ (0.01)	$ (0.07)

Weighted average number of common shares outstanding – basic and diluted	3,839,204,669	1,036,936,339	777,416,286

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

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

TR>

31.1	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Amended Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Amended Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosures
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Previously Filed on Form 10-Q on 11/14/2014

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